Form 10-Q
period 1996-09-30
SERVICE EXPERTS INC
filed 1996-11-14
CIK 1017609

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

  (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 1996

                                       OR

  ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                to
                                       ----------------   -----------------

                          Commission File No. 000-21173


                            SERVICE EXPERTS, INC.

             (Exact name of registrant as specified in its charter)

                Delaware                                62-1639453
      (State or other jurisdiction         (I.R.S. Employer Identification No.)
    of incorporation or organization)


             1134 Murfreesboro Road, Nashville, Tennessee  37217
             (Address of principal executive offices)   (zip code)
              Registrant's telephone number, including area code: (615) 391-4600



         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days).

                                Yes  X       No
                                   -----       -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

           Class                          Outstanding at November 14, 1996
--------------------------------------------------------------------------------
 Common Stock, $.01 par value                         8,572,236

                                    PART I

                            FINANCIAL INFORMATION

Item 1.  Financial Statements

                            SERVICE EXPERTS, INC.

                CONSOLIDATED STATEMENTS OF INCOME (Unaudited)


                                                              Three Months Ended September 30       Nine Months Ended September 30
                                                              -------------------------------       ------------------------------
                                                                    1995          1996                    1995            1996
                                                                 ----------   -----------              -----------   -------------
Net revenues                                                     $4,828,910    $9,690,331              $12,500,548    $18,325,043

Cost of goods sold                                                3,358,639     6,200,226                8,674,991     11,942,161
                                                                 ----------    ----------              -----------    -----------
Gross margin                                                      1,470,271     3,490,105                3,825,557      6,382,882

Selling, general and administrative expenses                      1,181,524     2,365,004                3,434,471      5,389,188
                                                                 ----------    ----------              -----------    -----------
Income from operations                                              288,747     1,125,101                  391,086        993,694

Other income (expense):
  Interest expense                                                  (15,934)      (15,880)                 (48,632)       (56,364)
  Interest income                                                    20,000        64,785                   21,995         76,648
  Other income                                                        5,075       (10,466)                  26,176         10,389
                                                                 ----------    ----------              -----------    -----------
                                                                      9,141        38,439                     (461)        30,673
                                                                 ----------    ----------              -----------    -----------

Income before income taxes                                          297,888     1,163,540                  390,625      1,024,367
Provision (benefit) for income taxes:
  Current                                                            62,814       375,777                   72,374        443,119
  Deferred                                                           (4,390)      (88,704)                 (37,804)      (242,985)
                                                                 ----------    ----------              -----------    -----------
                                                                     58,424       287,073                   34,570        200,134
                                                                 ----------    ----------              -----------    -----------

Net income                                                       $  239,464    $  876,467              $   356,055    $   824,233
                                                                 ==========    ==========              ===========    ===========

Income per common share                                          $     0.21    $     0.20              $      0.31    $      0.36
                                                                 ==========    ==========              ===========    ===========

Weighted average shares used in
income per common share computation                               1,153,098     4,459,453                1,153,098      2,263,261
                                                                 ==========    ==========              ===========    ===========


See accompanying notes.

                             SERVICE EXPERTS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                             December 31,         September 30,
                                                                                1995                   1996
                                                                               (Note)              (Unaudited)
                                                                             ------------          ------------
ASSETS
Current assets:
  Cash and cash equivalents                                                  $  275,720            $12,904,442
  Receivables:
       Trade, net                                                             1,975,449              5,289,164
       Related party                                                            207,259                 46,989
       Employee                                                                  63,092                 88,791
       Other                                                                     77,473                256,075
                                                                             ----------            -----------
                                                                              2,323,273              5,681,019
  Inventories                                                                   234,439              1,883,501
  Costs and estimated earnings in excess of billings                             30,740                199,395
  Prepaid expenses and other current assets                                       9,143                437,291
  Current portion of notes receivable, net                                            -                277,604
  Deferred income  taxes                                                         16,817                567,484
                                                                             ----------            -----------
       Total current assets                                                   2,890,132             21,950,736

Property, buildings and equipment:
  Land                                                                          105,000                      -
  Buildings                                                                     766,677                      -
  Furniture and fixtures                                                        396,278              1,050,579
  Machinery and equipment                                                       162,883              1,837,051
  Vehicles                                                                    1,300,369              4,676,919
  Leasehold  improvements                                                        67,224                442,330
                                                                             ----------            -----------
                                                                              2,798,431              8,006,879
  Less accumulated depreciation and amortization                             (1,183,066)            (4,686,421)
                                                                             ----------            -----------
                                                                              1,615,365              3,320,458
Notes receivable -- related parties, net of current portion                           -                393,609
Notes receivable -- other, net of current portion                                     -                287,919
Investments                                                                           -                592,775
Goodwill                                                                              -                821,548
Other assets                                                                     64,413                274,182
                                                                             ----------            -----------
       Total assets                                                          $4,569,910            $27,641,227
                                                                             ==========            ===========
LIABILITIES AND STOCKHOLERS' EQUITY
Current liabilities:
  Trade accounts payable and accrued liabilities                               $403,442             $3,034,801
  Accrued compensation                                                          487,900              1,499,604
  Accrued taxes, other than income                                               12,728                161,436
  Accrued warranties                                                             98,379                473,352
  Income taxes payable                                                           66,793                949,638
  Deferred revenue                                                              189,108              1,895,578
  Billings in excess of costs and estimated earnings                            228,283                287,777
  Liability to Company benefit plans                                             56,581                 94,349
  Current portion of long-term debt and capital lease obligations               164,265                149,811
                                                                             ----------            -----------
       Total current liabilities                                              1,707,479              8,546,346
Long-term debt and capital lease obligations, net of current portion            463,529                174,679
Notes payable to related parties, net of current portion                        661,808                      -
Deferred compensation                                                                 -                112,557
Deferred income taxes                                                             8,436                119,100
Commitments and contingencies (see note)
Stockholders' equity:
       Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding
                                                                                      -                      -
       Common stock, $.01 par value; 30,000,000 shares authorized,
       8,572,236 shares issued and outstanding                                                          85,722
  Additional paid-in-capital                                                          -             16,049,932
  Retained earnings                                                           1,728,658              2,552,891
                                                                             ----------            -----------
Total stockholders' equity                                                    1,728,658             18,688,545
                                                                             ----------            -----------
Total liabilities and stockholders# equity                                   $4,569,910            $27,641,227
                                                                             ==========            ===========


                            See accompanying notes.

Note: The balance sheet at December 31, 1995 has been derived from the combined audited financial statements of AC Service & Installation Co., Inc. and Donelson Air Conditioning Company at that date.

                             SERVICE EXPERTS, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                           Nine Months Ended September 30
                                                                           ------------------------------
                                                                                1995             1996
                                                                           -------------      -----------
NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES                               $1,255,368     $  2,221,651

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property, buildings, and equipment                                 (580,541)         (55,400)
Proceeds from sale of property, buildings, and
  equipment                                                                      19,441                -
Purchase of investments                                                               -         (590,000)
Cash acquired through purchase of business                                            -        2,499,509
Payment of cash portion of consideration to predecessor companies                     -      (18,533,241)
Decrease in other assets                                                         22,623            5,942
                                                                             ----------     ------------
Net cash used in investing activities                                          (538,477)     (16,673,230)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Issuance of stock, net of issuance costs                                              -       28,173,859
Proceeds of long-term debt and capital leases                                   266,139                -
Payments of long-term debt and capital leases                                  (257,387)        (481,710)
Proceeds on notes payable to related parties                                    159,990                -
Payments on notes payable to related parties                                   (105,013)        (611,848)
                                                                             ----------     ------------
Net cash provided by financing activities                                        63,729       27,080,301

Increase in cash and cash equivalents                                           780,620       12,628,722
Cash and cash equivalents at beginning of period                                 91,096          275,720
                                                                             ----------     ------------
Cash and cash equivalents at end of period                                   $  871,716     $ 12,904,442
                                                                             ==========     ============
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid                                                                $   48,632     $     56,364
                                                                             ==========     ============
Income taxes paid                                                            $   38,032     $          -
                                                                             ==========     ============

DISTRIBUTION OF ASSETS TO STOCKHOLDERS
Book value of assets distributed                                             $        -     $  1,095,548
                                                                             ==========     ============

Long-term debt assumed by stockholders                                       $        -     $    488,110
                                                                             ==========     ============

Notes payable to stockholders retired                                        $        -     $    343,395
                                                                             ==========     ============

                            SERVICE EXPERTS, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          FOR THE NINE MONTHS ENDED
                       September 30, 1996 (Unaudited)


1 - BASIS OF PRESENTATION

Overview

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

As a result of the adoption of Securities and Exchange Commission Staff Accounting Bulletin No. 97 (SAB 97) on July 31, 1996, the financial statements of Service Experts, Inc. (the Company) for periods prior to August 21, 1996 are the combined financial statements of AC Service & Installation Co., Inc. and Donelson Air Conditioning, Inc. (the Acquiring Company). AC Service & Installation Co., Inc. and Donelson Air Conditioning, Inc. were under common control. On August 21, 1996 and simultaneous with the closing of its initial public offering, the Company acquired in separate transactions, 12 heating, ventilating and air conditioning ("HVAC") replacement and service businesses and Contractor Success Group, Inc. (collectively, the "Predecessor Companies") in exchange for shares of the Company's Common Stock and cash (the
"Combination").   The Acquiring Company was the acquiror entity in this
transaction in accordance with SAB 97. The operations of the acquired companies have been included in the Company's financial statements from the date of acquisition. The above mentioned acquisitions have been accounted for using the historical cost basis of the acquired companies in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 48. The Company operates in one industry segment and is primarily engaged in the replacement and servicing of HVAC for residential and commercial customers.

                            SERVICE EXPERTS, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          FOR THE NINE MONTHS ENDED
                       September 30, 1996 (Unaudited)





2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements of Service Experts, Inc. include the accounts of the Company and its subsidiaries. All intercompany transactions have been eliminated in consolidation.

Effective August 21, 1996, the Company purchased 37% of the outstanding stock of Future University for $590,000. The Company accounts for the investment using the equity method.


3 - INITIAL PUBLIC OFFERING

On August 21, 1996, the Company completed an initial public offering, which involved a sale to the public of 2,587,500 shares of Common Stock at $13.00 per share. The $28,173,859 in net proceeds from the offering were used to pay the cash portion of the consideration for the Predecessor Companies, to repay certain indebtedness arising form the Combination and to fund the Company's planned capital expenditures.

The Company's stock is currently traded on the Nasdaq Stock Market's National Market under the symbol SERX.


4 - ACQUISITIONS

As discussed in Note 1, the Company acquired the Predecessor Companies on August 21, 1996. The following unaudited pro forma results of operations give effect to the operations of the Predecessor Companies as if the transaction occured at the beginning of the periods presented, adjusted for additional income tax provision for state and federal taxes as certain of the Predecessor Companies previously were taxed as Subchapter S corporations. The pro forma results of operations do not purport to represent what the Company's results of operations would have been had such transaction in fact occured at the beginning of the periods presented or to project the Company's results of operations in any future period.

                            SERVICE EXPERTS, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          FOR THE NINE MONTHS ENDED
                       September 30, 1996 (Unaudited)

                       PRO FORMA RESULTS OF OPERATIONS



                                        Three months ended    Three months ended
                                        September 30, 1995    September 30, 1996
                                        ------------------    ------------------
Net revenues                               $16,718,179          $16,248,543

Net income                                 $ 1,173,201          $ 1,377,346

Weighted shares
  outstanding                                7,740,773            8,111,316

Income per common
share                                      $        .15         $       .17



<Cation>
                                        Nine months ended    Nine months ended
                                        September 30, 1995   September 30, 1996
                                        ------------------   ------------------
Net revenues                               $44,840,821          $48,452,981

Net income                                 $ 2,166,391          $ 2,388,172

Weighted shares
  outstanding                                7,740,773            7,865,189

Income per common
share                                      $       .28          $       .30


5 - INCOME PER COMMON SHARE

Net income per share has been computed based on the weighted average shares outstanding.

                            SERVICE EXPERTS, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          FOR THE NINE MONTHS ENDED
                        September 30, 1996 (Unaudited)

6 - INCOME TAXES

The income tax provision recorded for the three months and nine months ended September 30, 1996 and 1995 differs from the expected income tax provision due to permanent differences and the provision for state income taxes.


7 - FINANCING ARRANGEMENTS

The Company has a commitment from a bank to borrow up to $20 million to be used for acquisitions, working capital and capital expenditures. Management believes that its existing cash balances and cash generated from operations will be sufficient to fund the Company's planned capital expenditures through the remainder of 1996.


8 - COMMITMENTS AND CONTINGENCIES

The Company currently, and from time to time, is expected to be subject to claims and suits arising in the ordinary course of business. Management continually evaluates contingencies based on the best available evidence and believes that adequate provision for losses has been provided to the extent necessary.





9 - SUBSEQUENT EVENT

Between October 24, 1996 and November 14, 1996, the Company entered into definitive agreements to acquire 23 HVAC service centers throughout the United States. Pursuant to these agreements, the Company will merge with or acquire the stock of the 18 companies for an aggregate of approximately $11 million cash and approximately 2.9 million shares of Common Stock. Closing of the transactions is subject to customary conditions and is expected to take place prior to year end. Pro forma results of the acquisitions have not been presented as the Company has not obtained all the necessary information to prepare the pro forma financial statements.

Item 2. Management's Discussion And Analysis of Financial Condition And Results of Operations.

Overview

As discussed in Item 1, the presentation of financial information of the Company reflects combined AC Service & Installation Co., Inc. and Donelson Air Conditioning Company, Inc. as the Acquiring Comapany of the other Predecessor Companies because the stockholders of these companies received the largest ownership interest in the Company of any Predecessor Company pursuant to the Combination. The Combination was effected on August 21, 1996 and is reflected in the financial statements accordingly. As a result, the historical financial data of the Company is not meaningfully comparable because the period prior to August 21, 1996 reflects only the results of operations of combined AC Service & Installation Co., Inc. and Donelson Air Conditioning Company, Inc., and the period from August 21, 1996 to September 30, 1996 reflects the results of operations of all of the Predecessor Companies. Management believes that the increases in the components of revenues and expenses discussed below are primarily a result of the Combination effected on August 21, 1996.


Results of Operations

Three Months Ended September 30, 1996 Compared to Three Months Ended September 30, 1995

     Net Revenue. Net revenue increased from $4.8 million for the three months ended September 30, 1995 to $9.7 million for the three months ended September 30, 1996, an increase of $4.9 million or 100.7%.

     Cost of Goods Sold. Cost of goods sold increased from $3.4 million for the three months ended September 30, 1995 to $6.2 million for the three months ended September 30, 1996, an increase of $2.8 million or 84.6%. As a percentage of net revenue, cost of goods sold decreased from 69.6% for the three months ended September 30, 1995 to 64.0% for the three months ended September 30, 1996.

     Gross Margin. Gross Margin increased from $1.5 million for the three months ended September 30, 1995 to $3.5 million for the three months ended September 30, 1996, an increase of $2.0 million or 137.4%. As a percentage of net revenue, gross margin increased from 30.5% for the three months ended September 30, 1995 to 36.0% for the three months ended September 30, 1996.

     General and Administrative Expenses. General and administrative expenses increased $1.2 million or 100.2% from $1.2 million for the three months ended September 30, 1995 to $2.4 million for the three months ended September 30, 1996. As a percentage of net revenue, general and administrative expenses decreased from 24.5% for the three months ended September 30, 1995 to 24.4% for the three months ended September 30, 1996.

     Income from Operations. Income from operations increased from $289,000 for the three months ended September 30, 1995 to $1.1 million for the three months ended September 30, 1996, an increase of $836,000 or 289.6%. Income from operations as a percent of net revenue increased from 6.0% in the 1995 period to 11.6% in the 1996 period.


Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995

     Net Revenue. Net revenue increased from $12.5 million for the nine months ended September 30, 1995 to $18.3 million for the nine months ended September 30, 1996, an increase of $5.8 million or 46.6%.

     Cost of Goods Sold. Cost of goods sold increased from $8.7 million for the nine months ended September 30, 1995 to $11.9 million for the nine months ended September 30, 1996, an increase of $3.2 million or 37.7%. As a percentage of net revenue, cost of goods sold decreased from 69.4% for the nine months ended September 30, 1995 to 65.2% for the nine months ended September 30, 1996.

     Gross Margin. Gross Margin increased from $3.8 million for the nine months ended September 30, 1995 to $6.4 million for the nine months ended September 30, 1996, an increase of $2.6 million or 66.8%. As a percentage of net revenue, gross margin increased from 30.6% for the nine months ended September 30, 1995 to 34.8% for the nine months ended September 30, 1996.

     General and Administrative Expenses. General and administrative expenses increased $2.0 million or 56.9% from $3.4 million for the nine months ended September 30, 1995 to $5.4 million for the nine months ended September 30, 1996. As a percentage of net revenue, general and administrative expenses increased from 27.5% for the nine months ended September 30, 1995 to 29.4% for the nine months ended September 30, 1996.

     Income from Operations. Income from operations increased from $391,000 for the nine months ended September 30, 1995 to $994,000 for the nine months ended September 30, 1996, an increase of $603,000 or 154.1%. Income from operations as a percent of net revenue increased from 3.1% in the 1995 period to 5.4% in the 1996 period.


Liquidity and Capital Resources

On August 21, 1996, the Company completed an initial public offering, of 2,587,500 shares of its Common Stock at $13.00 per share. The proceeds to the Company, net of expenses and underwriting discounts and commissions, were approximately $28,173,859. Of the net proceeds, $18,533,241 was used to pay the cash portion of the consideration for the Predecessor Companies, including $1,025,770 which was used to repay certain
indebtedness arising from the Combination.   The Company plans to use the
remaining proceeds for working capital and capital expenditures, including the acquisition of additional HVAC service and replacement businesses. The Company's ability to acquire new service centers will depend on a number of factors, including the ability of management of the Company to identify favorable target businesses and to negotiate favorable acquisition terms, the availability of adequate financing and other factors, many of which are beyond the control of the Company. Thus far, the Company has been very active in acquiring service centers. Management does not expect, however, to continue to acquire service centers at its current rate. In addition, there can be no assurance that the Company will be successful in identifying and acquiring service centers, that the Company can integrate such new service centers into the Company's operations or that the Company's new service centers will generate sales revenue or profit margins consistent with those of the Company's existing service centers.

Working capital at September 30, 1996 was $13,404,390 and cash, cash equivalents and short term investments were $12,904,442. Net cash generated from operations during the first period of operations was $2,221,651.

The Company's principal capital needs arise from the acquisition of new HVAC businesses and the costs associated with such expansion. During the first nine months of 1996, the Company's capital expenditures were $55,440. The Company repaid $1,093,558 of debt. At September 30, 1996 the Company had $324,490 of outstanding notes payable.

The Company has a commitment from a bank to borrow up to $20 million to be used for acquisitions, working capital and capital expenditures. Management believes that its existing cash balances, cash generated from operations and additional borrowings will be sufficient to fund the Company's planned capital expenditures through the remainder of 1996 and 1997. Should the Company's actual results of operations fall short of, or its rate of expansion significantly exceed its plans, or should its costs or capital expenditures exceed expectations, the Company may need to seek additional financing in the future. In negotiating such financing, there can be no assurance that the Company will be able to raise additional capital on terms satisfactory to the Company.

Between October 24, 1996 and November 14, 1996, the Company entered into definitive agreements to acquire 23 HVAC service centers throughout the United States. Pursuant to these agreements, the Company will merge with or acquire the stock of the 23 companies for an aggregate of approximately $11 million cash and approximately 2.9 million shares of Common Stock of the Company. Closing of the transactions is subject to customary conditions and is expected to take place prior to year end.

This discussion contains certain forward-looking statements, including those relating to the acquisition of additional HVAC service and replacement businesses, each of which is accompanied by specific, cautionary language that could cause different results than expected by the Company.

                                   PART II
                              OTHER INFORMATION

Item 4.         Submission of Matters to a Vote of Security Holders.

        A special meeting of stockholders of the Company was held on Friday, August 16, 1996. At this meeting, the following matters were voted upon by the Company's stockholders:

(a)     Approval of the Company's 1996 Incentive Stock Plan

        The Company's 1996 Incentive Stock Plan was adopted by the stockholders of the Company with 1,379,461 shares voting for the motion, no shares voting against the motion and no shares abstaining.

(b)     Approval of the Company's 1996 Non-Employee Director Stock Option Plan

        The Company's 1996 Non-Employee Director Stock Option Plan was adopted by the stockholders of the Company with 1,379,461 shares voting for the motion, no shares voting against the motion and no shares abstaining.

(c)     Approval of the Company's 1996 Employee Stock Purchase Plan

        The Company's 1996 Employee Stock Purchase Plan was adopted by the stockholders of the Company with 1,379,461 shares voting for the motion, no shares voting against the motion and no shares abstaining.

Item 6. Exhibits and Reports on Form 8-K.

(a)     Exhibits.

        Exhibit
        Number                          Description of Exhibits
        -------                         -----------------------

          11        --   Statement re Computation of Per Share Earnings
          27        --   Financial Data Schedule (for SEC use only)

(b)     Reports on Form 8-K.

        The Company did not file any Current Reports on Form 8-K during the quarter ended September 30, 1996.

                                  SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    SERVICE EXPERTS, INC.


                                    By: /s/ Anthony M. Schofield
                                        ---------------------------
                                            Anthony M. Schofield
                                            Chief Financial Officer


Date:  November 14, 1996