Form 10-K
period 1996-12-31
SERVICE EXPERTS INC
filed 1997-02-19
CIK 1017609

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

                                 (MARK ONE)
         [X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                       FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                                OR
        [  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                       FOR THE TRANSITION PERIOD FROM --------------- TO
                       ---------------

                       COMMISSION FILE NUMBER: 000-21173

                             SERVICE EXPERTS, INC.

             (Exact name of registrant as specified in its charter)

                 TENNESSEE                                          62-1639453
      (State or other jurisdiction of                            (I.R.S. Employer
       incorporation or organization)                          Identification No.)

           1134 MURFREESBORO ROAD
            NASHVILLE, TENNESSEE                                      37217
  (Address of principal executive offices)                          (Zip Code)

      Registrant's telephone number, including area code:  (615) 391-4600

          Securities Registered pursuant to Section 12(b) of the Act:

                    NONE                                               NONE
           (Title of Each Class)                   (Name of Each Exchange on Which Registered)

          Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, $.01 PAR VALUE PER SHARE
                                (Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the shares of Common Stock (based upon the closing sale price of these shares as reported on the Nasdaq Stock Market's National Market on February 14, 1997) of the registrant held by nonaffiliates on February 14, 1997, was approximately $230.3 million.

     As of February 14, 1997, 11,821,722 shares of the registrant's Common Stock were outstanding.

================================================================================

                      DOCUMENTS INCORPORATED BY REFERENCE

     Documents incorporated by reference and the part of Form 10-K into which the document is incorporated:

Portions of the Company's Proxy Statement relating to its
  Annual Meeting of Stockholders to be held on May 2,
  1997......................................................  Part III

                           FORWARD-LOOKING STATEMENTS

     This report contains forward-looking statements regarding the business and industry of Service Experts, Inc. (the "Company"), including those regarding the successful integration of the businesses of its subsidiaries, the effective implementation of the Company's strategy, the availability of additional HVAC businesses for acquisition, the adequacy of the Company's capital resources and other statements regarding trends relating to the HVAC industry and various revenue and expense items. Many factors, including the Company's limited operating history on a combined basis, its aggressive acquisition strategy and the uncertainty that acquisitions can be completed and integrated as planned, the fact that many of the Company's operating and information systems are in the development or implementation phase, competition, labor availability, regulatory developments and other uncertainties, could cause actual results to differ materially from those discussed in the forward-looking statements made in this report.

                                     PART I
ITEM 1. BUSINESS

GENERAL

     The Company is one of the leading providers of residential heating, ventilating and air conditioning ("HVAC") services and replacement equipment in the United States, and management believes that the Company will continue to be a leading consolidator of the fragmented HVAC service and replacement industry. The Company currently operates 32 HVAC service and replacement businesses ("Service Centers") in 17 states and owns Contractor Success Group, Inc., a company that provides HVAC businesses proprietary products as well as marketing, management, educational and advisory services ("CSG"). The Service Centers install, service and maintain central air conditioners, furnaces and heat pumps, primarily in existing homes. Management estimates that over 80% of the Company's pro forma net revenue in 1996, giving effect to all completed and pending acquisitions, was derived from replacing, maintaining and servicing HVAC equipment at existing residences.(1) The Company focuses on the service and replacement segment of the HVAC industry rather than the new construction segment because management believes that the service and replacement segment offers higher margins and exposes the Company to less credit risk. The service and replacement segment offers more attractive pricing because of customers' demands for immediate, convenient and reliable service.

     Management believes that the Company is positioned to capitalize on the fragmentation and growth of the HVAC service and replacement industry. In addition, management believes that the Company's visibility within the industry and its operational philosophy of decentralized operations and centralized administration provide the Company with a competitive advantage, particularly in enabling the Company to identify and acquire well-managed, profitable HVAC businesses. By allowing former owners of Service Centers the opportunity to continue managing their business after acquisition and to increase their focus on customer service rather than administration, management believes that the Company offers owners of independent HVAC businesses an attractive alternative. Management intends to develop a national presence through acquisitions and a national reputation for superior, high quality service which will enable the Company to appeal to a large number of customers. The Company has implemented an aggressive acquisition strategy, acquiring 23 HVAC businesses (the "Acquired Companies") since the Company's initial public offering of
---------------

(1) All references herein to the Company's 1996 pro forma results assume the completion as of January 1,
     1996 of the acquisitions being discussed.

Common Stock completed on August 21, 1996 (the "IPO") with aggregate revenue for the year ended December 31, 1996 of approximately $76.7 million. The Company currently has agreements in principle to acquire during the first six months of 1997 eight HVAC businesses (the "Pending Acquisitions") with aggregate revenue in 1996 of approximately $31.3 million. The Company's 1996 pro forma net revenue, giving effect to the acquisition of the Service Centers and the companies included in the Pending Acquisitions, was approximately $171.9 million.

HVAC SERVICE AND REPLACEMENT INDUSTRY

     The HVAC industry consists of (i) the installation, replacement, maintenance, service and repair of HVAC systems at existing residences and commercial businesses and (ii) the installation of HVAC systems at newly constructed homes and businesses. The Company primarily provides installation and replacement services to existing homes and small to medium-sized businesses.

     According to Air Conditioning, Heating and Refrigeration News, there are approximately 43 million central air conditioners, 54 million furnaces and nine million heat pumps in operation in homes in the United States. Management estimates, based on industry information, that the market for the service and replacement of HVAC systems in existing homes is approximately $24 billion annually. The installation and replacement segment of the industry has increased in size as a result of the aging of the installed base of residential systems, the introduction of new, energy efficient systems and the upgrading of existing homes to central air conditioning. According to the Air Conditioning and Refrigeration Institute, over 61 million central air conditioners have been installed in the United States since 1975. Many of the units installed from the mid-1970s to the mid-1980s are reaching the end of their useful lives, thus providing a growing replacement market. In addition, in recent years, increased governmental regulation restricting the use of ozone depleting refrigerants in HVAC systems has contributed to the growing replacement market. See "Regulation."

     According to Air Conditioning, Heating, and Refrigeration News, over 30,000 HVAC contractors are currently operating in the United States. Management believes that HVAC businesses are typically closely held, single-center operations that serve a limited geographic area and are heavily dependent upon referrals to generate business. Management believes that, in many cases, these businesses are operated by former service technicians who lack the business and marketing expertise to expand their businesses, increase their profitability and compete effectively with larger operators. Management believes that larger companies are able to operate more efficiently, offer customers a broader array of products and services and provide a higher level of customer service than smaller operators. Management believes that these competitive advantages are the result of greater managerial and financial resources as well as economies of scale in purchasing and marketing expenses. Management believes that these factors will continue to promote a trend toward consolidation in the industry and present an opportunity for well-capitalized operators to acquire additional businesses on favorable terms.

ACQUISITIONS

     The Company's goal is to become the leading provider of residential HVAC services and replacement equipment in the United States through the acquisition of CSG members in new markets, the integration of other HVAC businesses and the continued revenue and profit growth of its Service Centers.

     Strategy

     The Company has implemented an aggressive acquisition program utilizing a "hub and spoke" strategy for expansion into new geographic areas and further penetration into existing markets. The U.S. residential HVAC service industry is currently highly fragmented. Management believes that many HVAC businesses, which lack the capital necessary to expand operations and the ability to exit their business profitably, will desire to affiliate with the Company because the Company will provide (i) business and marketing systems that enable a company to operate more profitably, (ii) the opportunity to increase the operator's focus on customer service rather than administration, (iii) the potential for national name recognition and (iv) the opportunity for the owner to gain liquidity while, in some cases, continuing to manage the operations of the business. By expanding geographically, management believes the Company will be able to offset certain seasonal and economic trends that affect different regions of the country periodically.

     Expanding Geographic Presence through Hub Acquisitions. The Company plans to continue to make "hub" acquisitions of existing HVAC businesses in new markets that are not being served by the Company. Management targets for acquisition HVAC businesses that are members of CSG and familiar with the Company's policies and procedures. Typically, these businesses have annual net revenue ranging from $2.0 million to $5.0 million. In evaluating such acquisitions, the Company considers candidates that are in attractive markets, financially stable, experienced in the industry and characterized by strong management.

     Expanding Market Penetration of Hubs through the Acquisition of Other HVAC Businesses. The Company expects to increase market share through "spoke" acquisitions of other HVAC businesses that have large customer bases and that present opportunities to reduce overhead or dispose of fixed assets to improve profitability. When acquired, the operations of such businesses will be integrated into the operations of existing hubs, enabling the Company to reduce overhead costs, sell redundant assets and consolidate operations within existing areas served by the Company.

     Recent and Pending Acquisitions

     Since the IPO, the Company has acquired 23 HVAC businesses. The consideration paid by the Company for these businesses was approximately $58.6 million, consisting of 3.2 million shares of Common Stock and $5.6 million in cash. Two of the transactions, Custom Air Conditioning, Inc. and Freschi Air Systems, Inc. (collectively, the "Pooled Companies"), were accounted for using the pooling of interests method of accounting, and the remainder were accounted for using the purchase method. Of the purchase price, $45.1 million was allocated to intangible assets which are to be amortized over a 40-year period. On a pro forma basis, these companies, excluding the Pooled Companies, contributed revenue in 1996 of approximately $63.7 million and contributed operating income of approximately $4.6 million.

     The Company currently has agreements in principle to acquire eight HVAC businesses. The Pending Acquisitions are expected to close during the first six months of 1997. The consideration to be paid by the Company for these businesses is approximately $21.7 million, consisting of 225,406 shares of Common Stock and $15.4 million cash. All of these transactions are expected to be accounted for using the purchase method. Of the purchase price, $16.0 million is expected to be allocated to intangible assets which are to be amortized over a 40-year period. On a pro forma basis, these companies generated revenue in 1996 of approximately $31.3 million and contributed operating income of approximately $3.1 million. The acquisitions are subject to customary conditions, and there can be no assurance that the Company will be able to consummate all of the acquisitions or to successfully integrate the businesses of the acquired companies.

     The Company's acquisitions since the IPO expanded the geographic coverage of the Company by providing entry to the Florida, Illinois, Maryland, Mississippi, New York, Oklahoma, South Carolina and Texas markets and increasing the Company's market presence in Arkansas, California, Indiana, Louisiana and Tennessee. The Company now operates 32 Service Centers (the operations of three HVAC businesses included among the Acquired Companies were consolidated following acquisition) in 31 market areas in 17 states.

     The following table sets forth certain information with respect to the Company's existing Service Centers and the Pending Acquisitions:

COMPANY                                                MARKET            EFFECTIVE DATE
-------                                                ------            --------------

PREDECESSOR COMPANIES

Norrell Heating and Air Conditioning
  Company, Inc..............................  Birmingham, AL            August 21, 1996
Hardwick Air Masters, Inc...................  Little Rock, AR           August 21, 1996
Service Experts of Palm Springs, Inc........  Palm Springs, CA          August 21, 1996
Comerford's Heating and Air Conditioning,
  Inc.......................................  Pleasanton, CA            August 21, 1996

COMPANY                                                MARKET            EFFECTIVE DATE
-------                                                ------            --------------
PREDECESSOR COMPANIES -- (CONTINUED)
Coastal Air Conditioning Service, Inc.......  Savannah, GA              August 21, 1996
Rolf Coal and Fuel Corp.....................  Fort Wayne, IN            August 21, 1996
Brand Heating & Air Conditioning, Inc.......  Lafayette, IN             August 21, 1996
Gilley's Heating & Cooling, Inc.............  Monroe, LA                August 21, 1996
Vision Holding Company, Inc.................  Kansas City, MO           August 21, 1996
Air Experts, a United Services Co., Inc.....  St. Louis, MO             August 21, 1996
AC Service & Installation Co., Inc./
  Donelson Air Conditioning Company, Inc....  Nashville, TN             August 21, 1996
Arrow Heating & Air Conditioning, Inc.......  Racine, WI                August 21, 1996

ACQUIRED COMPANIES
AirCon Air Conditioning, Inc. ..............  Little Rock, AR           January 2, 1997
Freschi Air Systems, Inc....................  Antioch, CA               December 1, 1996
Dial One Raymond's Plumbing, Heating &
  Cooling, Inc. ............................  Auburn, CA                January 2, 1997
Gaddis Co...................................  El Centro, CA             January 2, 1997
Custom Air Conditioning, Inc................  Jupiter, FL               December 1, 1996
Automated Air, Inc. ........................  Champaign, IL             January 2, 1997
Bauer Heating & Air Conditioning, Inc.......  Decatur, IL               January 2, 1997
Sylvester's Corp............................  Anderson, IN              January 2, 1997
Bryant-Allen, Inc...........................  Indianapolis, IN          January 2, 1997
Paul E. Smith Co., Inc......................  Indianapolis, IN          December 1, 1996
B. W. Heating & Cooling, Inc................  Mishawaka, IN             January 2, 1997
Quality Air Conditioning & Heating of West
  Monroe, Inc...............................  Monroe, LA                December 1, 1996
Frees Service Experts, Inc..................  Shreveport, LA            December 1, 1996
Parker Heating & Air Conditioning,
  Incorporated..............................  Gaithersburg, MD          January 2, 1997
Comfortech, Inc.............................  Jackson, MS               December 1, 1996
Sunbeam Service Experts, Inc................  Buffalo, NY               December 1, 1996
Falso Service Experts, Inc..................  East Syracuse, NY         December 17, 1996
Gordon's Specialty Company, Inc.............  Norman, OK                December 1, 1996
Pardee Refrigeration Company Incorporated...  Charleston, SC            December 1, 1996
Sanders Indoor Comfort, Inc.................  Greeneville, SC           December 1, 1996
Island Air Conditioning, Inc................  Isle of Palms, SC         December 1, 1996
Air-Conditioning and Heating Unlimited,
  Inc.......................................  Memphis, TN               December 1, 1996
B & B Air Conditioning, Inc.................  Dallas, TX                December 1, 1996
Eisenbach Enterprises, Inc..................  Tyler, TX                 December 1, 1996

PENDING ACQUISITIONS
C. Iapaluccio Co., Inc......................  Danbury, CT
Claire's Air Conditioning and Refrigeration,
  Inc.......................................  Midland, TX
Claire & Sanders, Inc.......................  Midland, TX
Royden, Inc.................................  Provo, UT
Piedmont Air Conditioning, Inc..............  Raleigh, NC
Roland Down, Inc............................  Albany, NY
Stark Services Company, Inc.................  Dallas, TX
Lewis & Guymon, Inc. .......................  Orem, UT

OPERATING STRATEGY

     Management believes that successful implementation of the Company's operating strategy will enable it to establish a national reputation for superior, high quality service. By developing a national reputation, management believes the Company will appeal to a large number of customers who are familiar with and rely upon a large, national company. The Company's operating strategy incorporates the successful methods developed by CSG and capitalizes on the operating efficiencies resulting from the integration of the operations of its Service Centers. The key elements of the Company's operating strategy are as follows:

     Providing Superior, High Quality Service in a Professional Manner. The Service Centers provide high quality service at a competitive price and in a friendly, professional manner. In order to provide such service, service technicians, maintenance technicians and installers employed by the Company complete comprehensive training programs designed to teach employees the Company's operating procedures. These procedures are described in CSG's training manuals which provide detailed instructions in areas such as residential replacement sales, residential installation, preventive maintenance agreements, service and routine maintenance. The Company has standardized policies and operating procedures intended to result in a uniform level of professional, high quality service, including installation and maintenance procedures, random drug-testing of employees, the technician's appearance and the use of "Carpet Saver" shoe coverings when inside a customer's home. The Service Centers utilize a flat rate billing system that advises the customer of the cost of service before work begins and charges the quoted price regardless of the actual time necessary to repair the system. The Service Centers are generally open for business from 8:00 a.m. to 8:00 p.m. on weekdays, and most are open on Saturday from 8:00 a.m. to 4:00 p.m. Management believes that by providing evening and Saturday service, in addition to 24 hour emergency service, the Service Centers are able to better accommodate customers than most of its competitors. In addition, the Company guarantees complete customer satisfaction and plans to establish a toll-free "Customer Can't Lose" phone line during the second quarter of 1997 to address customer complaints and questions.

     Increasing Revenue at Service Centers. The Company actively promotes its maintenance agreements to both new and existing customers. See "Service
Centers -- Maintenance and Service Agreements." The sale of maintenance agreements not only generates recurring revenue through the payment of fees, but also helps the Company develop a committed, loyal customer base and provides the opportunity for cross-marketing of the Company's other services and products. The Company offers a wide assortment of financing packages designed to enable customers to purchase equipment and services from the Company in the most convenient and cost-effective manner possible. Certain Service Centers also offer their customers a Professional Courtesy(TM) credit card solely for use in purchasing equipment and services from the Company. This financing, including the Professional Courtesy credit card, is offered through a number of third party lenders. Pursuant to its arrangements with such financing companies, the Company receives an origination fee based on the amount financed, but does not bear any credit risk from such financing.

     The Service Centers utilize a variety of local print advertising and targeted marketing promotions designed by CSG, including maintenance technician referrals, service technician referrals, yellow page advertising and direct mail campaigns followed up by telemarketing. During the off-peak spring and fall months, the Service Centers aggressively market products and services which generate revenue during such months and help to offset increased demand historically experienced in the summer and winter months. Management believes that these marketing efforts will result in increased business for its Service Centers. In 1996, advertising and marketing expenditures (net of marketing expenditures by manufacturers) were 3.4% as a percentage of the Company's net revenue.

     The Company's Service Centers offer a number of services and products that are not available from most HVAC contractors. Indoor air quality ("IAQ") has become an increasingly popular and profitable segment of the industry. According to industry sources, the market for IAQ products and services in the United States was estimated to be $1.8 billion in 1994 and is expected to double by the year 2000 as public awareness of indoor air pollution, which the U.S. Environmental Protection Agency now ranks as one of the top five environmental health threats, continues to grow. As technology has improved, HVAC businesses have begun to utilize equipment that monitors the levels of certain harmful substances in the air of a customer's home.

The Company offers and actively promotes a variety of IAQ services designed to detect and correct unhealthy air quality. Among these services are duct cleaning, fresh air ventilation and heat recovery systems, ultraviolet light processes and the sale and installation of ozonators.

     Achieving Operating Efficiencies. Manufacturers of HVAC equipment have historically offered more favorable prices and rebates to high volume purchasers. Management is currently discussing purchase terms for HVAC equipment with certain manufacturers on a national basis. Management believes that the Company will be able to increase the discounts and rebates previously available to the individual Service Centers. Since the IPO, the Company has achieved increased operating efficiencies by consolidating certain functions at the corporate level, including the purchase of insurance, the provision of legal support and the utilization of corporate trainers in the areas of marketing and IAQ. The Company intends to review the desirability of consolidating other functions at the corporate level, including the purchasing and leasing of service vehicles and national marketing. A portion of any operating efficiencies will be offset by increased general and administrative expenses at the Company's corporate headquarters.

     Since the IPO, the Company has implemented a uniform system of budgets, forecasts, reports and financial controls, including a uniform general ledger system and electronic mail system, for its Service Centers. In addition, each of the Service Centers generates and provides to the Company a daily management report of revenue and expense information and certain billing and collection data. The Company uses this information to prepare and provide to each Service Center monthly and quarterly comparative financial data, which enable each Service Center to track and compare its performance with the other Service Centers.

     Attracting and Retaining Quality Employees. Management believes the Service Centers attract and retain quality employees by providing (i) an environment that emphasizes professionalism and customer satisfaction, (ii) extensive training that allows employees to advance to higher-earning positions and (iii) stability of income because the Service Centers do not experience the cyclical lay-offs typically found in the HVAC industry. The Company has a cash bonus program for each Service Center pursuant to which managers may earn bonuses based on the performance of the Service Center and the Company relative to established goals set by the Service Center's president and the Company. The Service Centers generally are operated by managers who are trained in the CSG operating methods and procedures and who management believes are better educated than a typical HVAC service business operator.

     Potential employees must pass extensive interviews and background checks, where permitted, as well as technical tests prior to being hired. Service technicians, maintenance technicians and installers employed by the Company are required to complete training programs designed to teach employees the Company's operating procedures. These training programs are conducted both at the Service Centers and at CSG sponsored seminars. Since the IPO, the Company has implemented training programs relating to marketing and IAQ products that are conducted at Service Centers by the Company's corporate trainers. Management believes that these policies have resulted in a low rate of employee turnover. See "Contractor Success Group."

CONTRACTOR SUCCESS GROUP

     CSG, a wholly-owned subsidiary of the Company, was formed in 1991 to offer HVAC companies proprietary products and marketing, management, educational and advisory services not available from industry trade associations. Currently, there are over 270 members of CSG serving distinct market areas in the United States and Canada defined primarily by zip codes. CSG offers its members a competitive edge over other contractors in the market by providing useful management and technical skills, training programs and proprietary products. In exchange, CSG members pay an initial fee upon joining CSG and a quarterly fee thereafter. In 1996, CSG collected fees totaling approximately $3.2 million. CSG members are granted exclusive rights to the territory in which they operate. Although the Company has acquired 32 CSG members since its formation, other HVAC companies have joined CSG. The Company intends to continue to build and expand the membership of CSG.

     CSG licenses to its members copyrighted training manuals that cover in specific detail the aspects of owning and operating an HVAC service and replacement company, including residential replacement sales, residential maintenance, service contracts, residential installation, business planning and service dispatch. In addition, CSG members receive materials containing, and attend conferences discussing, methods and procedures to operate an efficient, profitable company, including (i) daily report forms designed to provide accurate and timely sales and cost information essential to determining the performance of an HVAC business, (ii) "Scorecard," a monthly report distributed to CSG members comparing top producers among members, (iii) contracts and forms, including non-competition agreements for employees, sales and service contracts, (iv) marketing promotions that are tested and proven with specific instructions on how to tailor advertising for the member's market and (v) quarterly projects introducing to CSG members new products and services designed to increase productivity.

  Seminars and Services

     Potential CSG subscribers are invited to attend an informational seminar at CSG's facility in St. Louis, Missouri where they are introduced to the CSG concept and are invited to join the organization. Upon paying the initial fee, CSG subscribers attend "Boot Camp" which is an intensive four-day workshop conducted by CSG three times each year. At Boot Camp, HVAC contractors are educated on all aspects of operating an HVAC service and replacement business. Attendees receive presentations and materials that explain in specific detail the methods and procedures successfully utilized by CSG members. Topics covered include administration, sales, service, advertising, direct marketing, maintenance, service contracts, acquisitions and accounting. CSG members may also attend "Success Convention," which is a quarterly two-day convention of CSG members designed to allow the members to compare ideas and projects and at which quarterly projects are presented, and "Sales Extravaganza," which is an annual convention designed to encourage and motivate a member's salespeople, selling technicians and telemarketers.

  Future University

     In connection with the acquisition of its Service Centers, the Company has acquired approximately 37% of the issued and outstanding Common Stock of Future University, Inc. ("Future University(R)"). The remaining shares of Future University's Common Stock are held by a number of CSG members and their shareholders. Future University is a corporation formed in 1991 that offers to CSG members for an additional enrollment fee technical and operational educational programs designed to improve the profitability of the CSG member's business. The technical programs offer installers and technicians a combination of classroom and on-the-job-training during one and two week sessions. Technicians receive skills training that will enable them to effectively analyze customer problems and offer efficient solutions. In the maintenance training classes, for example, technicians are trained to maximize the operating efficiency of HVAC systems, assure safe operation of systems and reduce the chances of future breakdowns. In the sales training classes, technicians are trained to deal with customer expectations, use and promote various products and services, develop leads, explain financing programs and improve on various customer relations skills. In sending technicians to the Future University program, CSG members are able to develop a high level of commitment in their employees. The technical programs are held in Little Rock, Arkansas under an exclusive licensing arrangement with Hardwick Air Masters, Inc., one of the Company's Service Centers. Pursuant to the current licensing arrangement, Hardwick Air Masters, Inc. receives 70% of the revenue from the technical programs and Future University receives 30% of such revenue. The operational programs offer to general managers and salespeople a variety of classes covering residential sales training, replacement sales, marketing and promotions, telemarketing and general operations. These programs are held in Houston, Texas.

     Management believes that Future University is the only comprehensive training school for management, salespeople, installers and technicians in the residential HVAC industry. Since 1994, over 1,000 students per year have completed Future University's technical and operational training programs.

SERVICE CENTERS

  General

     Management estimates that during 1996 the Service Centers' service and maintenance technicians responded to over 350,000 maintenance, repair and service calls. The services offered by each Service Center include (i) the sale of replacement central air conditioners, furnaces and heat pumps, (ii) the maintenance and repair of HVAC units, (iii) diagnostic analysis of the condition of existing unit and (iv) the sale of ancillary products such as IAQ devices and monitors. Most of the Service Centers employ an in-house sales force that sells replacement units, installation technicians who install replacement equipment in existing homes, service technicians who service and maintain the equipment, and an administrative staff to perform dispatching, purchasing and other administrative functions. In addition, some of the Service Centers offer plumbing services. Management believes that in 1996 the installation and servicing of plumbing systems represented less than 1% of the Company's pro forma net revenue. The Company anticipates that these Service Centers will continue to offer, and that Service Centers acquired in the future may offer, plumbing services, but currently does not intend to expand this business.

     All of the Service Centers' technicians are trained to promote the Company's preventive maintenance agreements and to cross-market IAQ equipment and other ancillary services and products offered by the Company. Service technicians are trained to perform service and maintenance in a professional manner, to identify problems with existing HVAC systems and to offer customers the most practical, cost-effective solution to their problem, whether that involves repairing the existing system or suggesting a replacement system or part. Often this involves providing customers with information on products to upgrade their system and improve efficiency as well as informing them about the advantages and disadvantages of a particular product or service. Maintenance technicians perform routine maintenance examinations of HVAC systems in an effort to keep the systems in working order and to identify potential problems before they become too costly to correct.

     Management believes that most HVAC contractors charge the cost of the materials and the hourly rate for the actual time it takes to install or repair the system. In contrast, the Company utilizes a flat rate pricing system that advises the customer of the cost of service for the particular job before work begins and charges the quoted price regardless of the time necessary to repair the system. While this may result in parts, labor and other costs incurred in repairing a customer's system exceeding the quoted price from time to time, the Company is able to alter its pricing on a per job basis. The Company's experience is that customers generally prefer this pricing method because it eliminates surprise or hidden costs. This pricing method also creates an incentive for the Company to hire quality technicians and to provide them with the training necessary to service customer needs efficiently.

  Sale of Replacement Units

     The replacement market for residential HVAC equipment is dependent upon the base of installed units, the mechanical life and usage of the equipment and technological advances in the efficiency of newer units. Management believes the replacement market for HVAC units offers the potential for high growth and profitability in the future given the potential number of HVAC systems that will need replacement in the coming years and the Company's ability to effectively service that need. The market for replacement units is highly fragmented, with no single manufacturer dominating the market. In order to service the replacement market, the Company maintains relationships with several national, regional and local manufacturers of replacement units in order to offer a wide variety of products to its customers. The Company is not dependent on any manufacturers or distributors of replacement units, but rather has access to products from all over the country allowing the Company to offer products that its competition may be unable to provide.

     At the time of sale, a customer is offered a wide assortment of financing packages by the Service Center. A Service Center's installers and technicians, in addition to the salespeople, are trained to educate customers as to the financing options available, assist the customer in completing the credit application forms and determine whether the customer's financing is approved. The Company also offers its customers a Professional Courtesy credit card solely for use in purchasing equipment and services from the Company. Such financing, including the Professional Courtesy credit card, is offered through a number of third party lenders. Pursuant to its arrangements with such financing companies, the Company receives an origination fee based on the amount financed, but does not bear any credit risk from such financing.

  Maintenance and Service Agreements

     The Company currently has approximately 64,000 maintenance agreements with customers. These agreements are for a term of one to three years and generally provide for two diagnostic and precision maintenance visits during the year at an average cost to the customer of approximately $135 per year. The sale of maintenance agreements not only generates recurring revenue through the payment of fees, but also helps the Company develop a committed, loyal customer base and provides the opportunity for cross-marketing of the Company's other services and products. Management believes that customers with maintenance agreements are the Company's most satisfied customers because of the many benefits offered by these agreements, including (i) energy savings resulting from a more efficient HVAC system, (ii) fewer and less costly emergency repairs, (iii) longer useful life for the HVAC system, (iv) discounted rates for service and (v) guaranteed same-day service in the event of an emergency repair. Maintenance agreements also allow the Company to more fully utilize its technicians during the historically slower spring and fall months by scheduling maintenance appointments during such time. Because systems under maintenance agreements are less likely to require emergency repairs, the Service Centers are able to provide more prompt service to emergency and new service calls.

     The Company's service agreements are generally for a term of one year and provide for the repair of any problem with the customer's system at no additional cost to the customer. Pursuant to the terms of the service agreements, if the cost of repair exceeds the value of the customer's HVAC system, the Company is not required to repair the system and the customer receives a $300 discount if he purchases a replacement unit from the Company. In some states, warranties provided for in the Company's service agreements may be deemed insurance contracts by applicable state insurance regulatory agencies thereby subjecting the Company and the service agreements to the insurance laws and regulations of any such state. In such states, the Company insures its service agreements through licensed insurers. Management believes that the Company has made adequate provision for potential claims under these agreements. See "Regulation."

  Commercial Service and Replacement

     Some of the Service Centers offer HVAC services to small and medium-sized businesses. In 1996, revenues generated from the provision of services and sale of products to commercial customers represented less than 20% of the Company's pro forma net revenue. The Service Centers target restaurants, small office buildings, warehouses and theaters as potential prospects for its commercial services. The Company's commercial sales representatives receive extensive training designed to enable the representatives to promote the Company's services and products effectively. The services offered to commercial customers are generally the same as services offered to residential customers, including the analysis, maintenance and repair of existing HVAC systems, the sale of replacement systems and the sale of ancillary products, including IAQ devices and services. While management does not plan to further develop its commercial HVAC business beyond existing operations given the potential for growth in the residential service and replacement market, the Company intends to continue to provide, and may acquire Service Centers that provide, commercial HVAC services.

SERVICES AND OPERATIONS

     The Company provides management, financial and accounting services for all of the Service Centers' operations, as well as insurance and certain marketing and legal support. Management provides certain financial control support, including budgets, forecasts and reports, while allowing each general manager of a Service Center to manage its day-to-day operations.

     Since the IPO, the Company has added various corporate management and staff personnel including three regional vice presidents, a controller, a human resources manager, a management information systems director, a general counsel, a regional accountant, a staff accountant and two corporate trainers.

     In order to better organize its corporate support structure, the Company has divided its Service Centers into three regions. Each Service Center in a region reports directly to a regional vice president. In addition, the Company intends to appoint area presidents who will coordinate various functions among groups of Service

Centers located in the same geographic area while continuing to operate as president of a Service Center. These individuals will report to their respective regional vice presidents.

     The Company provides the following services:

  Purchasing

     Each Service Center generally purchases the HVAC units, parts and supplies it uses from distributors. Because of the number of Service Centers operated by the Company, management believes that it will be able to negotiate at a lower cost the purchase of these items. The principal manufacturers of the products sold by the Company include The Trane Company, Carrier Air Conditioning, Inc., Lennox Industries, Inc. and Rheem Manufacturing Company. The Service Centers generally order equipment only upon receipt of a contract for purchase from a customer, enabling them to maintain low inventory.

  Management Information Systems

     The Service Centers currently utilize various compatible management and financial information systems. The Company intends to convert the Service Centers' current systems to an integrated system within the next 12 months. The Company has recently implemented a general ledger system utilizing SuccessWare software at each of its Service Centers. The implementation of an integrated system will allow the Company to maintain greater control over the operations of its Service Centers. The Company tracks important data related to the Service Centers' operations and financial performance and monitors all advertising expenditures. In addition, the Service Centers generate and provide to the Company a daily management report of revenue and expense information and certain billing and collection data. The Company uses such information to prepare and provide to each Service Center monthly and quarterly comparative financial data, which enable each Service Center to track and compare its performance with the other Service Centers.

  Employee Screening and Training

     Prior to employment, potential employees of the Company are tested to determine their technical expertise. In addition, as permitted by local law, employees of the Company are required to pass a drug test prior to employment and are thereafter subject to random drug testing. Failure to take or pass a drug test results in immediate termination of employment. Once hired, employees of the Company generally complete various training programs covering technical skills and communication and sales techniques. In addition, employees periodically attend educational seminars and conventions conducted by CSG. See "Contractor Success Group." The Company has recently established training programs relating to marketing and IAQ products that are conducted at the Company's Service Centers by two corporate trainers.

  Advertising and Marketing

     The Company's advertising and marketing programs are designed to attract new customers and to stimulate increased demand from existing customers. Each Service Center, utilizing materials produced by CSG, develops customized marketing programs tailored to meet the needs of its local customer base. Emphasizing superior, high quality service, the Service Centers market directly to prospective and existing customers through various means, including local print advertising, yellow page advertising and direct mail campaigns followed up by telemarketing. In 1996, advertising and marketing expenditures (net of marketing expenditures by manufacturers) were 3.4% as a percentage of the Company's net revenue. The Company intends, over time, to develop the Service Experts name as a key element of its marketing strategy. As a part of this strategy, management intends gradually to integrate the Company's name and logo in advertising while continuing to utilize established local brand names.

REGULATION

     HVAC systems are subject to various environmental statutes and regulations, including, but not limited to, laws and regulations implementing the Clean Air Act, relating to minimum energy efficiency standards of

HVAC systems and the production, servicing and disposal of certain ozone depleting refrigerants used in such systems. In connection with the entry into new markets, the Company may become subject to compliance with additional regulations. Although, there can be no assurance that the regulatory environment in which the Company operates will not change significantly in the future, compliance with existing regulatory requirements has not had a material effect on the Company.

     Various local, state and federal laws and regulations, including, but not limited to, laws and regulations implementing the Clean Air Act, impose licensing standards on technicians who service heating and air conditioning units. While the installers and technicians employed by the Service Centers are duly certified by applicable local, state and federal agencies and have been able to meet or exceed such standards to date, there can be no assurance that they will be able to meet stricter future standards. In addition, installers must comply with local building codes when installing HVAC units in residences and commercial buildings.

     In some states, warranties provided for in the Company's service agreements may be deemed insurance contracts by applicable state insurance regulatory agencies thereby subjecting the Company and the service agreements to the insurance laws and regulations of any such state.

TRADEMARKS

     "Service Experts" is registered as a federal trademark with the United States Patent and Trademark Office. The Company currently licenses the Service Experts name and logo to two companies that are members of CSG. The Company owns and licenses numerous proprietary products used by the Service Centers and other CSG members. See "Contractor Success Group." In addition, the Company owns approximately 37% of the issued and outstanding common stock of "Future University," which is registered as a federal trademark with the United States Patent and Trademark Office. See "Contractor Success Group -- Future University." The Company regards its trademarks as having significant value and being an important factor in the development and marketing of its operations. The Company's policy is to pursue registration of its trademarks whenever possible and to oppose vigorously any infringement of its trademarks.

COMPETITION

     The HVAC service and replacement industry is highly competitive in each of the markets in which the Company operates. The Company's Service Centers compete with utility companies and other full-service HVAC businesses primarily on the basis of quality, reliability, customer service and price. Some of these companies have access to capital, personnel, marketing and technological resources that are equal to or greater than those of the Company. Because of the fragmented nature of the industry and relative low barriers to entry, additional competitors, including companies that offer other home improvement services in addition to HVAC services, may emerge that have greater access than the Company to capital, personnel and technological resources. Certain of these companies are pursuing a consolidation strategy in the industry and compete with the Company for potential acquisitions as well as for customers.

EMPLOYEES

     Management estimates that the Company has approximately 1,250 employees, all but approximately 20 of which are employed at Service Centers. None of the Company's employees is represented by a collective bargaining agreement.

INSURANCE

     The Company maintains general liability, workers compensation and property insurance. The costs of insurance coverage varies, and the availability of certain coverage has fluctuated in recent years. As of February 1, 1997, the Company consolidated the purchase of insurance for its operations under a single policy, excluding major medical insurance which will continue to be provided by existing plans until a consolidated plan can be negotiated. This coverage will result in savings from the amounts previously paid by the Subsidiaries. While management believes, based upon its claims experience, that the Company's present insurance coverage is adequate for its current operations, there can be no assurance that the coverage is sufficient for all future claims or will continue to be available in adequate amounts or at reasonable rates.

ITEM 2. PROPERTIES

     The Company currently occupies the building and underlying real estate on which all of its Service Centers are located pursuant to leases with terms generally ranging from five to ten years on terms the Company believes to be commercially reasonable. Total rental expense for the Company's leased centers in 1996 was approximately $295,000. The Company generally plans to continue to lease rather than purchase space for the Service Centers to maximize the Company's available capital.

     The Company's corporate headquarters are located in approximately 6,580 square feet of space in Nashville, Tennessee. The remaining term of the lease on this office space is approximately five years, and the Company pays annual rent of $115,200. The Company also maintains an office in approximately 3,600 square feet of office space leased in Chesterfield, Missouri. The remaining term of the lease on this office space is approximately eight months, and the Company pays annual rent of approximately $60,000.

ITEM 3. LEGAL PROCEEDINGS

     The Company does not have pending any litigation that, separately or in the aggregate, if adversely determined, would have a material adverse effect on the Company. The Company and its Service Centers may, from time to time, be parties to litigation or administrative proceedings which arise in the normal course of their businesses.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the stockholders during the fourth quarter ended December 31, 1996.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The following table sets forth the reported high and low sales prices of the Common Stock for the quarters indicated as reported on the Nasdaq National Market. The Company completed its IPO on August 16, 1996 at a price per share of $13.00. The Common Stock is traded on the Nasdaq National Market under the symbol "SERX."

                                                               HIGH      LOW
                                                              ------    ------
1996
  Third Quarter (beginning August 16, 1996).................  $20.25    $15.50
  Fourth Quarter............................................   28.50     19.00
1997
  First Quarter (through February 14, 1997).................  $28.25    $25.00

     On February 14, 1997, the last reported sale price of the Common Stock was $27.88 per share. As of February 14, 1997, there were approximately 168 holders of record of the Company's Common Stock.

     The Company has never declared or paid dividends on its Common Stock. The Company expects that future earnings will be retained to finance the growth and development of the Company's business and, accordingly, does not intend to declare or pay any dividends on the Common Stock for the foreseeable future. The declaration, payment and amount of future dividends, if any, will be subject to the discretion of the Company's Board of Directors and will depend upon the future earnings, results of operations, financial condition and capital requirements of the Company, among other factors. Under Delaware law, the Company is prohibited from paying any dividends unless it has capital surplus or net profits available for this purpose. In addition, the Company's credit facilities impose restrictions on the ability of the Company to pay dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

ITEM 6. SELECTED FINANCIAL DATA

     The following table presents selected financial data of the Company. The Company was incorporated on March 27, 1996. On August 21, 1996, and simultaneously with the closing of the IPO, the Company acquired 12 HVAC companies and CSG (collectively, the "Predecessor Companies") in exchange for shares of Common Stock and cash (the "Combination"). The acquisitions of the Predecessor Companies have been accounted for using the historical cost basis of the Predecessor Companies in accordance with the Securities and Exchange Commission (the "Commission") Staff Accounting Bulletin No. 48 ("SAB 48"). In accordance with the provisions of the Commission's Staff Accounting Bulletin No. 97 ("SAB 97"), the historical financial statements of the Company for periods prior to August 21, 1996 are the combined financial statements of the AC Service & Installation Co., Inc. and Donelson Air Conditioning Company, Inc. (collectively, the "Acquiring Company"). In addition, the historical financial statements of the Company for all periods presented include the financial statements of the Pooled Companies which were acquired effective December 1, 1996 in business combinations accounted for as poolings of interests, and the operations of all other Service Centers are included from their respective effective dates of acquisition. The following should be read with the historical financial statements and notes thereto appearing elsewhere herein.

     The selected financial data for the fiscal years ended December 31, 1993, 1994, 1995 and 1996 (except for pro forma amounts) have been derived from the financial statements of the Acquiring Company and the Pooled Companies. The selected financial data of the Company for the fiscal year ended December 31, 1992 have been derived from unaudited financial statements not included elsewhere herein. The unaudited financial statements have been prepared on the same basis as the audited financial statements and, in the opinion of management, contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the combined financial position and combined results of operations for the periods presented.

                                                               YEAR ENDED DECEMBER 31,
                                                   -----------------------------------------------
                                                    1992      1993      1994      1995      1996
                                                   -------   -------   -------   -------   -------
                                                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
Net revenue......................................  $14,507   $16,339   $22,193   $24,876   $46,856
Cost of goods sold...............................   10,095    11,716    15,999    16,916    30,198
                                                   -------   -------   -------   -------   -------
Gross margin.....................................    4,412     4,623     6,194     7,960    16,658
Selling, general and administrative expenses.....    4,241     4,584     5,723     7,162    12,837
                                                   -------   -------   -------   -------   -------
Income from operations...........................      171        39       471       798     3,821
Other income (expense)...........................      (32)      (75)      (64)      (56)      485
Income before tax................................      193        63       424       790     4,306
Provision for income taxes.......................       76       (18)       41        82     1,196
                                                   -------   -------   -------   -------   -------
Net income.......................................  $   117   $    75   $   383   $   708   $ 3,110
                                                   =======   =======   =======   =======   =======
Net income per share.............................                                          $   .70
Weighted average shares outstanding..............                                            4,451
                                                                                           =======

                                                                      DECEMBER 31,
                                                      --------------------------------------------
                                                       1992     1993     1994     1995      1996
                                                      ------   ------   ------   ------   --------
                                                                     (IN THOUSANDS)
BALANCE SHEET DATA:
  Working capital...................................  $1,231   $1,226   $  850   $1,336   $ 12,387
  Total assets......................................   3,935    4,605    5,431    6,020     68,504
  Total debt........................................   1,390    1,374    1,317    1,530        275
  Stockholders' equity..............................   1,524    1,452    1,550    2,064     53,071

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the information contained in the Company's Consolidated Financial Statements, including the Notes thereto, and the other financial information appearing elsewhere in this report.

OVERVIEW

     Simultaneous with the IPO in August 1996, the Company acquired the Predecessor Companies in the Combination. Prior to the Combination, the Company had no operations. The consideration paid by the Company for the Predecessor Companies was approximately $77.5 million, consisting of 4.5 million shares of Common Stock and $18.7 million in cash. No intangible assets were recorded as a result of the Combination due to the accounting treatment in accordance with SAB
48. On a pro forma basis, these companies, together with the Pooled Companies, generated revenue in 1996 of approximately $77.0 million and contributed operating income of approximately $8.7 million.

     Since the IPO, the Company has acquired 23 HVAC businesses. The consideration paid by the Company for the Acquired Companies was approximately $58.6 million, consisting of 3.2 million shares of Common Stock and $5.6 million in cash. Two of the transactions were accounted for using the pooling of interests method of accounting, and the remainder were accounted for using the purchase method. Of the purchase price, $45.1 million was allocated to intangible assets which are to be amortized over a 40-year period. On a pro forma basis, the Acquired Companies (excluding the Pooled Companies) generated revenue in 1996 of approximately $63.7 million and contributed operating income of approximately $4.6 million.

     The Company currently has agreements in principle to acquire eight HVAC businesses. The Pending Acquisitions are expected to close during the first six months of 1997. The consideration to be paid by the Company for these businesses is approximately $21.7 million, consisting of 225,406 shares of Common Stock and $15.4 million in cash. All of the Pending Acquisitions are expected to be accounted for using the purchase method. Of the purchase price, $16.0 million is expected to be allocated to intangible assets which are to be amortized over a 40-year period. On a pro forma basis, these companies generated revenue in 1996 of approximately $31.3 million and contributed operating income of approximately $3.1 million. The Pending

Acquisitions are subject to the execution of definitive agreements containing customary conditions, and there can be no assurance that the Company will be able to consummate all of the acquisitions or to successfully integrate the businesses of the acquired companies.

FINANCIAL STATEMENT PRESENTATION

     Since the IPO, the financial presentation of the Company has changed. The Combination was accounted for using the historical cost basis of the Predecessor Companies in accordance with SAB 48. On July 31, 1996, SAB 97 was adopted to replace SAB 48 for certain combination transactions. In accordance with the provisions of SAB 97, the presentation of financial information for the Company reflects the Acquiring Company as the acquiror of the other Predecessor Companies. Prior financial statements of the combined Predecessor Companies are not included in the Company's historical financial presentation. The operation of the Predecessor Companies and other acquired companies (except for those companies acquired under the pooling of interests method) have been included in the Company's financial statements from their respective effective dates of acquisition.

     The Service Centers historically have been managed as independent private companies and, as such, their results of operations reflect different tax structures which have influenced, among other things, their historical levels of owner's compensation. Owners and certain key employees of the Service Centers have agreed to certain reductions in their compensation in connection with the acquisitions. These reductions equaled approximately $8.1 million based upon 1996 actual compensation expense.

COMPONENTS OF INCOME

     Net revenue of the Service Centers has been derived primarily from the following sources (i) the installation of central air conditioners, furnaces and heat pumps primarily in existing homes and (ii) the service and maintenance of central air conditioners, furnaces and heat pumps primarily in existing homes. Net revenue and associated income from operations are subject to seasonal fluctuations resulting from increased demand for the Company's services during warmer weather in the summer months and during colder weather in winter months, particularly in the beginning of each season. Cost of goods sold primarily consists of purchased materials such as replacement air conditioning units and heat pumps and the labor associated with both installations and repair orders. The main components of selling, general and administrative expenses include administrative salaries, insurance expense and promotion and advertising expenses.

RESULTS OF OPERATIONS

     Because of the significant effect of the Combination, the acquisitions of the Acquired Companies and the anticipated effect of the Pending Acquisitions on the Company's results of operations, the Company's historical results of operations and period-to-period comparisons will not be indicative of future results and may not be meaningful. The Company plans to continue acquiring Service Centers in the future. The integration of acquired Service Centers and the addition of management personnel to support existing and future acquisitions may positively or negatively affect the Company's results of operations during the period immediately following acquisition.

     The following table sets forth certain selected financial data as a percentage of net revenue for the periods indicated:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1994     1995     1996
                                                              -----    -----    -----
Net revenue.................................................  100.0%   100.0%   100.0%
Cost of goods sold..........................................   72.1     68.0     64.4
                                                              -----    -----    -----
Gross margin................................................   27.9     32.0     35.6
Selling, general and administrative expenses................   25.8     28.8     27.4
                                                              -----    -----    -----
Income from operations......................................    2.1%     3.2%     8.2%
                                                              =====    =====    =====

  Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

     Net Revenue. Net revenue increased $22.0 million, or 88.4%, from $24.9 million for the year ended December 31, 1995 to $46.9 million for the year ended December 31, 1996. This increase is primarily attributable to the acquisitions completed during 1996.

     Cost of Goods Sold. Cost of goods sold increased $13.3 million, or 78.5%, from $16.9 million for the year ended December 31, 1995 to $30.2 million for the year ended December 31, 1996. As a percentage of net revenue, cost of goods sold decreased from 68.0% for the year ended December 31, 1995 to 64.4% for the year ended December 31, 1996.

     Gross Margin. Gross margin increased $8.7 million, or 109.3%, from $8.0 million for the year ended December 31, 1995 to $16.7 million for the year ended December 31, 1996. As a percentage of net revenue, gross margin increased from 32.0% for the year ended December 31, 1995 to 35.6% for the year ended December 31, 1996. The increase in gross margin as a percentage of net revenue is attributable to the inclusion of Acquired Companies that operated at a higher margin.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $5.7 million, or 79.2%, from $7.2 million for the year ended December 31, 1995 to $12.8 million for the year ended December 31, 1996. This increase is attributable to the inclusion of the Acquired Companies and an increase in management personnel since the IPO. As a percentage of net revenue, general and administrative expenses decreased from 28.8% for the year ended December 31, 1995 to 27.4% for the year ended December 31, 1996.

     Income from Operations. Income from operations increased $3.0 million, or 378.8%, from $798,000 for the year ended December 31, 1995 to $3.8 million for the year ended December 31, 1996. Income from operations as a percent of net revenue increased from 3.2% in the 1995 period to 8.2% in the 1996 period.

  Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

     Net Revenue. Net revenue increased $2.7 million, or 12.1%, from $22.2 million in 1994 to $24.9 million in 1995. The increase in net revenue was primarily attributable to promotion of service contracts and increased advertising.

     Cost of Goods Sold. Cost of goods sold increased $917,000, or 5.7%, from $16.0 million in 1994 to $16.9 million in 1995. As a percentage of net revenue, cost of goods sold decreased from 72.1% in 1994 to 68.0% in 1995. The decrease as a percentage of net revenue was primarily attributable to an emphasis on more profitable products, improved employee training and volume purchasing discounts.

     Gross Margin. Gross margin increased $1.8 million, or 28.5%, from $6.2 million for the twelve months ended December 31, 1994 to $8.0 million for the twelve months ended December 31, 1995. As a percentage of net revenue, gross margin increased 4.1% from 27.9% for the twelve months ended December 31, 1994 to 32.0% for the twelve months ended December 31, 1995. The increase as a percentage of net revenue was primarily attributable to the emphasis on more profitable products, improved employee training and volume purchasing discounts.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1.4 million, or 25.1%, from $5.7 million in 1994 to $7.2 million in 1995. As a percentage of net revenue, selling, general and administrative expenses increased from 25.8% in 1994 to 28.8% in 1995. The increase as a percentage of net revenue was primarily attributable to increased management personnel added to support recent growth.

     Income from Operations. Income from operations increased $327,000, or 69.4%, from $471,000 in 1994 to $798,000 in 1995. As a percentage of net revenue, income from operations increased from 2.1% in 1994 to 3.2% in 1995.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal capital needs arise from the acquisition of new HVAC businesses and the costs associated with such expansion. Cash used in investing activities was primarily attributable to the acquisition of HVAC businesses. Cash provided by financing activities consisted primarily of proceeds from the IPO.

     On August 21, 1996, the Company completed the IPO at $13.00 per share. The proceeds to the Company, net of expenses and underwriting discounts and commissions, were approximately $28.1 million. Of the net proceeds, $18.7 million was used to pay the cash portion of the consideration for the Predecessor Companies, including $1.0 million which was used to repay certain indebtedness arising from the Combination. The Company has used the remaining proceeds for working capital and capital expenditures, including the acquisition of additional Service Centers.

     The Company's ability to acquire new HVAC businesses will depend on a number of factors, including the ability of management of the Company to identify target businesses and to negotiate acceptable acquisition terms, the availability of adequate financing and other factors, many of which are beyond the control of the Company. Since the IPO, the Company has acquired 23 HVAC businesses for an aggregate of approximately $5.6 million cash and approximately
3.2 million shares of Common Stock. In addition, the Company currently has agreements in principle to acquire eight HVAC businesses for an aggregate of approximately $15.4 million cash and approximately 225,406 shares of Common Stock. There can be no assurance that the Company will be successful in identifying and acquiring new HVAC businesses, that the Company can integrate such new Service Centers into the Company's operations or that the Company's new Service Centers will generate sales revenue or profit margins consistent with those of the Company's existing Service Centers.

     The Company has a $10 million unsecured revolving credit facility and an additional $10 million unsecured discretionary revolving credit facility with SunTrust Bank, Nashville, N.A. available through September 10, 1998 (together, the "Credit Facilities"). Borrowings under the Credit Facilities bear interest at a variable rate equal to the 30-day LIBOR, as such rate changes from time to time, plus a variable margin of from 125 to 250 basis points depending on the Company's funded debt to EBITDA ratio determined on a quarterly basis. Certain of the Company's subsidiaries have guaranteed the repayment of indebtedness under the Credit Facilities. At December 31, 1996, there were no amounts outstanding on the above lines of credit. The Credit Facilities contain covenants with respect to the maintenance of certain financial ratios and specified net worth and limiting the incurrence of additional indebtedness, the sale of substantial assets, consolidations or mergers by the Company and the payments of dividends.

     The Company currently has on file with the Commission a Registration Statement on Form S-4 (the "Shelf Registration Statement") covering securities with a collective aggregate offering price of $50.0 million for use in future acquisitions of HVAC businesses. Under the Shelf Registration Statement, as proposed to be amended by the Company, the Company may issue shares of Common Stock, warrants to purchase Common Stock and debt securities in connection with acquisitions.

     Management believes that the proceeds of the Company's proposed public offering of 1,850,000 shares of Common Stock expected to be completed in March 1997, the Company's existing cash balances, cash generated from operations and additional borrowings will be sufficient to fund the Company's operating needs, planned capital expenditures and debt service requirements for the next 12 months. Management continually evaluates potential strategic acquisitions as part of the Company's growth strategy. To date, such acquisitions have been predominantly funded by issuing shares of Common Stock, although future acquisitions could be effected using greater amounts of cash. Although the Company believes that its financial resources will enable it to consider potential acquisitions, should the Company's actual results of operations fall short of, or its rate of expansion significantly exceed, its plans, or should its costs or capital expenditures exceed expectations, the Company may need to seek additional financing in the future. In negotiating such financing, there can be no assurance that the Company will be able to raise additional capital on terms satisfactory to the Company. Failure to obtain additional financing on reasonable terms could have a negative effect on the Company's plans to acquire additional HVAC businesses.

Newly Issued Accounting Standards

     The Company has considered the impact of newly issued financial accounting pronouncements, principally Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and does not believe that adoption of this or any other newly issued pronouncements would have a significant impact on the Company's financial statements.

     The Company has elected to adopt the pro forma provisions of the Statement of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Appendix A.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS AND KEY EMPLOYEES

     Information with respect to the executive officers of the Company is incorporated by reference to the information contained under the caption "Executive Compensation-Executive Officers of the Company" included in the Company's Proxy Statement relating to its Annual Meeting of Stockholders to be held on May 2, 1997.

DIRECTORS

     Information with respect to the Company's directors is incorporated by reference to the information contained under the caption "Election of Directors" included in the Company's Proxy Statement relating to its Annual Meeting of Stockholders to be held on May 2, 1997.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information contained under the heading "Compliance with Reporting Requirements of the Exchange Act" included in the Company's Proxy Statement relating to its Annual Meeting of Stockholders to be held on May 2, 1997.

ITEM 11. EXECUTIVE COMPENSATION

     This information is incorporated by reference to the information contained under the heading "Executive Compensation" included in the Company's Proxy Statement relating to its Annual Meeting of Stockholders to be held on May 2, 1997, except that the Comparative Performance Graph and the Compensation Committee Report on Executive Compensation included in the Proxy Statement are expressly not incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     This information is incorporated by reference to the information contained under the caption "Voting Securities and Principal Holders Thereof" included in the Company's Proxy Statement relating to its Annual Meeting of Stockholders to be held on May 2, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     This information is incorporated by reference to the information contained under the caption "Certain Relationships and Related Transactions" included in the Company's Proxy Statement relating to its Annual Meeting of Stockholders to be held on May 2, 1997.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Index to Consolidated Financial Statements, Financial Statement Schedules and Exhibits

          (1) CONSOLIDATED FINANCIAL STATEMENTS: See Item 8 herein.

           The Consolidated Financial Statements of the Company required to be included in Part II, Item 8, are indexed on Page A-1 and submitted as a separate section of this report.

          (2) CONSOLIDATED FINANCIAL STATEMENT SCHEDULES:

           All schedules are omitted, because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

          (3) EXHIBITS

EXHIBIT
NUMBER                           DESCRIPTION OF EXHIBITS
-------                          -----------------------
 3.1      --   Restated Certificate of Incorporation of the Registrant(a)
 3.2      --   Bylaws of the Registrant(a)
 4        --   Form of Common Stock Certificate(b)
10.1      --   Registrant's 1996 Incentive Stock Plan(a)
10.2      --   Registrant's 1996 Non-Employee Director Stock Option Plan(a)
10.3      --   Registrant's 1996 Employee Stock Purchase Plan(a)
10.4      --   Form of Combination Agreement by and among each of the
               Predecessor Companies, each of its respective stockholders and the Registrant(a)
10.5      --   Employment Agreement, dated June 26, 1996, between the
               Registrant and Alan R. Sielbeck(a)
10.6      --   Employment Agreement, dated June 26, 1996, between the
               Registrant and James D. Abrams(a)
10.7      --   Employment Agreement, dated June 26, 1996, between the
               Registrant and Anthony M. Schofield(a)
10.8      --   Form of Employment Agreement between the Registrant and
               certain of its employees(a)
10.9      --   Form of Escrow Agreement between the Registrant, each of the stockholders of the Subsidiaries and the escrow agent(a)
10.10     --   Form of Equitable Securities Corporation Stock Purchase
               Warrant(a)
10.11     --   Loan Agreement, dated September 10, 1996, between the
               Registrant and SunTrust Bank, Nashville, N.A.(c)
10.12     --   Form of Agreement and Plan of Merger among certain of the
               Subsidiaries, a wholly-owned subsidiary of the Registrant
               and the Registrant(c)
10.13     --   Form of Combination Agreement between certain of the
               Subsidiaries and the Registrant(c)
11        --   Statement re Computation of Per Share Earnings
21        --   List of subsidiaries of the Registrant(d)
23.1      --   Consent of Ernst & Young LLP

---------------
(a) Incorporated by reference to the exhibits filed with the Registrant's Registration Statement on Form S-1, Registration No. 333-07037.
(b) Incorporated by reference to the exhibits filed with the Registrant's Registration Statement on Form 8-A, File No. 000-21173.
(c) Incorporated by reference to the exhibits filed with the Registrant's Registration Statement on Form S-4, File No. 333-12319.
(d) Incorporated by reference to the exhibits filed with the Registrant's Registration Statement on Form S-1, Registration No. 333-21971.

                 EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

     The following is a list of all executive compensation plans and arrangements filed as exhibits to this Annual Report on Form 10-K:

     1. Registrant's 1996 Incentive Stock Plan (filed as Exhibit 10.1)

     2. Registrant's 1996 Non-Employee Director Stock Option Plan (filed as
        Exhibit 10.2)

     3. Registrant's 1996 Employee Stock Purchase Plan (filed as Exhibit 10.3)

     4. Employment Agreement, dated June 26, 1996, between the Company and Alan
        R. Sielbeck (filed as Exhibit 10.5)

     5. Employment Agreement, dated June 26, 1996, between the Company and James
        D. Abrams (filed as Exhibit 10.6)

     6. Employment Agreement, dated June 26, 1996, between the Company and Anthony M. Schofield (filed as Exhibit 10.7)

(b) Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the reporting period.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SERVICE EXPERTS, INC.

                                          By:      /s/ ALAN R. SIELBECK
                                            ------------------------------------
                                                      Alan R. Sielbeck
                                                        Chairman and
                                                  Chief Executive Officer

                                          Date: February 17, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the date indicated.

                        NAME                                       TITLE(S)                    DATE
                        ----                                       --------                    ----

                /s/ ALAN R. SIELBECK                     Chairman of the Board and       February 17, 1997
-----------------------------------------------------      Chief Executive Officer
                  Alan R. Sielbeck                         (principal executive
                                                           officer)

                 /s/ JAMES D. ABRAMS                     President, Chief Operating      February 17, 1997
-----------------------------------------------------      Officer and Director
                   James D. Abrams

              /s/ ANTHONY M. SCHOFIELD                   Chief Financial Officer         February 17, 1997
-----------------------------------------------------      (principal financial and
                Anthony M. Schofield                       accounting officer)

               /s/ RAYMOND J. DE RIGGI                   Director                        February 17, 1997
-----------------------------------------------------
                 Raymond J. De Riggi

                 /s/ NORMAN T. ROLF                      Director                        February 17, 1997
-----------------------------------------------------
                   Norman T. Rolf

                 /s/ WILLIAM G. ROTH                     Director                        February 17, 1997
-----------------------------------------------------
                   William G. Roth

               /s/ TIMOTHY G. WALLACE                    Director                        February 17, 1997
-----------------------------------------------------
                 Timothy G. Wallace

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                           DESCRIPTION OF EXHIBITS
-------                          -----------------------
 3.1      --   Restated Certificate of Incorporation of the Registrant(a)
 3.2      --   Bylaws of the Registrant(a)
 4        --   Form of Common Stock Certificate(b)
10.1      --   Registrant's 1996 Incentive Stock Plan(a)
10.2      --   Registrant's 1996 Non-Employee Director Stock Option Plan(a)
10.3      --   Registrant's 1996 Employee Stock Purchase Plan(a)
10.4      --   Form of Combination Agreement by and among each of the
               Predecessor Companies, each of its respective stockholders and the Registrant(a)
10.5      --   Employment Agreement, dated June 26, 1996, between the
               Registrant and Alan R. Sielbeck(a)
10.6      --   Employment Agreement, dated June 26, 1996, between the
               Registrant and James D. Abrams(a)
10.7      --   Employment Agreement, dated June 26, 1996, between the
               Registrant and Anthony M. Schofield(a)
10.8      --   Form of Employment Agreement between the Registrant and
               certain of its employees(a)
10.9      --   Form of Escrow Agreement between the Registrant, each of the stockholders of the Subsidiaries and the escrow agent(a)
10.10     --   Form of Equitable Securities Corporation Stock Purchase
               Warrant(a)
10.11     --   Loan Agreement, dated September 10, 1996, between the
               Registrant and SunTrust Bank, Nashville, N.A.(c)
10.12     --   Form of Agreement and Plan of Merger among certain of the
               Subsidiaries, a wholly-owned subsidiary of the Registrant
               and the Registrant(c)
10.13     --   Form of Combination Agreement between certain of the
               Subsidiaries and the Registrant(c)
11        --   Statement re Computation of Per Share Earnings
21        --   List of subsidiaries of the Registrant
23.1      --   Consent of Ernst & Young LLP
27        --   Financial Data Schedule (for SEC use only)

---------------
(a) Incorporated by reference to the exhibits filed with the Registrant's Registration Statement on Form S-1, Registration No. 333-07037.
(b) Incorporated by reference to the exhibits filed with the Registrant's Registration Statement on Form 8-A, File No. 000-21173.
(c) Incorporated by reference to the exhibits filed with the Registrant's Registration Statement on Form S-4, File No. 333-12319.

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
SERVICE EXPERTS, INC. -- AUDITED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
Report of Independent Auditors..............................    A-2
Consolidated Balance Sheets.................................    A-3
Consolidated Statements of Income...........................    A-5
Consolidated Statements of Stockholders' Equity.............    A-6
Consolidated Statements of Cash Flows.......................    A-7
Notes to Consolidated Financial Statements..................    A-8

                         REPORT OF INDEPENDENT AUDITORS

The Stockholders
Service Experts, Inc.

     We have audited the accompanying consolidated balance sheets of Service Experts, Inc. (formerly AC Service & Installation Co., Inc. and Donelson Air Conditioning Company -- see Note 1) as of December 31, 1995 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Service Experts, Inc. (formerly AC Service & Installation Co., Inc. and Donelson Air Conditioning Company -- see Note 1) at December 31, 1995 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                                           /s/ Ernst & Young LLP

Nashville, Tennessee
February 12, 1997

                             SERVICE EXPERTS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                               1995         1996
                                                              -------      -------
                                                                 (IN THOUSANDS)
                                      ASSETS
Current assets:
  Cash and cash equivalents.................................  $   445      $10,726
  Accounts Receivables:
     Trade, net of allowance for doubtful accounts of
      $135,000 in 1995 and $620,000 in 1996.................    2,334        9,048
     Related party..........................................      298          129
     Employee...............................................       66          113
     Other..................................................       77          208
                                                              -------      -------
                                                                2,775        9,498
  Inventories...............................................      472        3,923
  Costs and estimated earnings in excess of billings........       31          283
  Prepaid expenses and other current assets.................      265          697
  Current portion of notes receivable -- related parties....       --           14
  Current portion of notes receivable -- other..............       --          286
  Deferred income taxes.....................................       17        1,893
                                                              -------      -------
          Total current assets..............................    4,005       27,320
Property, buildings and equipment:
  Land......................................................      105           10
  Buildings.................................................      767           67
  Furniture and fixtures....................................      472          841
  Machinery and equipment...................................      364        1,913
  Vehicles..................................................    2,149        5,339
  Leasehold improvements....................................       80          620
                                                              -------      -------
                                                                3,937        8,790
Less accumulated depreciation and amortization..............   (2,002)      (2,461)
                                                              -------      -------
                                                                1,935        6,329
Notes receivable -- related parties, net of current
  portion...................................................       --          352
Notes receivable -- other, net of current portion...........       --          500
Investment in affiliate.....................................       --          674
Goodwill....................................................       --       33,032
Other assets................................................       80          297
                                                              -------      -------
          Total assets......................................  $ 6,020      $68,504
                                                              =======      =======

                             SERVICE EXPERTS, INC.

                                                                  DECEMBER 31,
                                                              --------------------
                                                               1995         1996
                                                              -------      -------
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable and accrued liabilities............  $   740      $ 5,174
  Cash consideration payable................................       --        1,495
  Accrued compensation......................................      743        1,601
  Accrued warranties........................................      169          963
  Income taxes payable......................................       67        1,723
  Deferred revenue..........................................      471        3,502
  Billings in excess of costs and estimated earnings........      228          340
  Current portion related party notes.......................        7           --
  Current portion of long-term debt and capital lease
     obligations............................................      244          135
                                                              -------      -------
          Total current liabilities.........................    2,669       14,933
Long-term debt and capital lease obligations, net of current
  portion...................................................      610          140
Related party notes, net of current portion.................      669           --
Deferred income taxes.......................................        8          360
Commitments (Note 10).......................................
Stockholders' equity:
  Common stock $.01 par value; 50,000,000 shares authorized;
     1,560,912 and 11,050,326 shares issued and outstanding
     at December 31, 1995 and 1996, respectively............       16          111
  Preferred stock, $.01 par value; 10,000,000 shares
     authorized, no shares issued and outstanding...........       --           --
  Additional paid-in capital................................      241       48,566
  Retained earnings.........................................    1,807        4,409
  Equity notes receivable...................................       --          (15)
                                                              -------      -------
          Total stockholders' equity........................    2,064       53,071
                                                              -------      -------

          Total liabilities and stockholders' equity........  $ 6,020      $68,504
                                                              =======      =======

                            See accompanying notes.

                             SERVICE EXPERTS, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                 YEAR ENDED DECEMBER 31,
                                                            ---------------------------------
                                                             1994         1995         1996
                                                            -------      -------      -------
                                                             (IN THOUSANDS, EXCEPT PER SHARE
                                                                          DATA)
Net revenues..............................................  $22,193      $24,876      $46,856
Cost of goods sold........................................   15,999       16,916       30,198
                                                            -------      -------      -------
Gross margin..............................................    6,194        7,960       16,658
Selling, general and administrative expenses..............    5,723        7,162       12,837
                                                            -------      -------      -------
Income from operations....................................      471          798        3,821
Other income (expense):
  Interest expense........................................      (90)        (100)         (63)
  Interest income.........................................       26           44          334
  Other income............................................       17           48          214
                                                            -------      -------      -------
                                                                (47)          (8)         485
Income before federal and state income taxes..............      424          790        4,306
Provision (benefit) for income taxes:
  Current.................................................       48          105        2,675
  Deferred................................................       (7)         (23)      (1,479)
                                                            -------      -------      -------
                                                                 41           82        1,196
                                                            -------      -------      -------
  Net income..............................................  $   383      $   708      $ 3,110
                                                            =======      =======      =======
Net income per common share...............................  $   .25      $   .45      $   .70
                                                            =======      =======      =======
Weighted average shares used in earnings per share
  computation.............................................    1,561        1,561        4,451
                                                            =======      =======      =======

                            See accompanying notes.

                             SERVICE EXPERTS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                COMMON STOCK     ADDITIONAL                 EQUITY
                                               ---------------    PAID-IN     RETAINED      NOTES
                                               SHARES   AMOUNT    CAPITAL     EARNINGS    RECEIVABLE     TOTAL
                                               ------   ------   ----------   ---------   ----------   ---------
                                                                  (IN THOUSANDS)
Balance at January 1, 1994...................   1,561    $ 16     $   241     $   1,193          --    $   1,450
  Capital distributions......................      --      --          --          (284)         --         (284)
  Net income.................................      --      --          --           383          --          383
                                               ------    ----     -------     ---------   ---------    ---------
Balance at December 31, 1994.................   1,561      16         241         1,292          --        1,549
  Capital distributions......................      --      --          --          (193)         --         (193)
  Net income.................................      --      --          --           708          --          708
                                               ------    ----     -------     ---------   ---------    ---------
Balance at December 31, 1995.................   1,561      16         241         1,807          --        2,064
  Issuance of stock at initial public
    offering.................................   2,588      26      28,087            --          --       28,113
  Predecessor Companies (see Note 3)
    Issuance of stock........................   4,832      48       6,462            --         (15)       6,495
    Cash distributions.......................      --      --     (18,699)           --          --      (18,699)
  Issuance of stock for Acquired Companies
    (see Note 4).............................   2,069      21      32,475            --          --       32,496
  Capital distributions......................      --      --          --          (508)         --         (508)
  Net income.................................      --      --          --         3,110          --        3,110
                                               ------    ----     -------     ---------   ---------    ---------
Balance at December 31, 1996.................  11,050    $111     $48,566     $   4,409   $     (15)   $  53,071
                                               ======    ====     =======     =========   =========    =========

                            See accompanying notes.

                             SERVICE EXPERTS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                               1994        1995         1996
                                                              ------      ------      --------
                                                                       (IN THOUSANDS)
OPERATING ACTIVITIES
Net income..................................................  $  383      $  708      $  3,110
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................     449         572           650
  Equity in affiliate earnings..............................      --          --           (30)
  Benefit for deferred income taxes.........................      (7)        (23)       (1,479)
  (Loss) gain on asset disposals............................       8         (13)          (40)
  Changes in assets and liabilities:
    Receivables.............................................    (752)       (232)          115
    Inventories.............................................     (76)         (2)         (203)
    Prepaid expenses and other current assets...............      28          (7)         (336)
    Trade accounts payable and accrued liabilities..........     227        (227)       (1,745)
    Accrued compensation....................................     156          50          (910)
    Accrued warranties......................................      15          56           148
    Deferred revenue........................................     225         (44)          404
    Income taxes payable....................................       4          41           363
    Costs and estimated earnings in excess of billings and
      billings in excess of costs and estimated earnings....      59          18          (128)
                                                              ------      ------      --------
         Net cash flow provided by operating activities.....     719         897           (81)
INVESTING ACTIVITIES
Advances on notes receivable................................      --          --          (250)
Purchase of property, buildings, and equipment..............    (630)       (766)         (638)
Proceeds from sale of property, buildings, and equipment....       9          30           225
Cash acquired through acquisitions..........................      --          --         3,961
Payment of cash portion of consideration to Predecessor
  Companies.................................................      --          --       (18,699)
(Increase) decrease in other assets.........................     (96)        (96)         (304)
                                                              ------      ------      --------
         Net cash used in investing activities..............    (717)       (832)      (15,705)
FINANCING ACTIVITIES
Proceeds from notes payable to shareholders and related
  parties...................................................      --          --            59
Payments on notes payable to shareholders and related
  parties...................................................      --          --          (886)
Issuance of stock, net of issuance costs....................      --          --        28,113
Proceeds of long-term debt and capital leases...............     423         648           104
Payments of long-term debt and capital leases...............    (365)       (437)         (815)
Distributions paid..........................................    (284)       (193)         (508)
                                                              ------      ------      --------
Net cash (used in) provided by financing activities.........    (226)         18        26,067
                                                              ------      ------      --------
Increase (decrease) in cash and cash equivalents............    (224)         83        10,281
Cash and cash equivalents at beginning of period............     586         362           445
                                                              ------      ------      --------
Cash and cash equivalents at end of period..................  $  362      $  445      $ 10,726
                                                              ======      ======      ========
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid...............................................  $  103      $  100      $     63
                                                              ======      ======      ========
Income tax paid.............................................  $   49      $   67      $  1,880
                                                              ======      ======      ========
ACQUISITION OF COMPANIES:
  Fair value of assets acquired.............................  $   --      $   --      $ 42,333
  Cash paid.................................................                             1,478
  Common stock issued.......................................                            34,068
                                                              ------      ------      --------
  Liabilities assumed.......................................  $   --      $   --      $  6,787
                                                              ======      ======      ========
DISTRIBUTION OF ASSETS TO STOCKHOLDERS
Book value of assets distributed............................  $   --      $   --      $  1,324
                                                              ======      ======      ========
Long-term debt assumed by stockholders......................  $   --      $   --      $    488
                                                              ======      ======      ========
Notes payable to stockholders retired.......................  $   --      $   --      $    343
                                                              ======      ======      ========

                            See accompanying notes.

                             SERVICE EXPERTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  REPORTING ENTITY

     Service Experts, Inc. was incorporated on March 27, 1996. As a result of the adoption of Securities and Exchange Commission Staff Accounting Bulletin No. 97 ("SAB 97") on July 31, 1996, the historical financial statements of Service Experts, Inc. ("the Company") for periods prior to August 21, 1996 are the combined financial statements of AC Service & Installation Co., Inc. and Donelson Air Conditioning, Inc. ("the Acquiring Company") and subsequent acquisitions accounted for under pooling of interests. (See Note 2). AC Service & Installation Co., Inc. and Donelson Air Conditioning, Inc. were under common control. On August 21, 1996 and simultaneous with the closing of its initial public offering, the Company acquired in separate transactions, 12 heating, ventilating and air conditioning ("HVAC") replacement and service businesses and Contractor Success Group, Inc. (collectively, the "Predecessor Companies") in exchange for shares of the Company's Common Stock and cash (the "Combination"). The Acquiring Company was treated as the acquiror entity in this transaction in accordance with SAB 97. The operations of the acquired companies have been included in the Company's financial statements from the date of acquisition. The above-mentioned acquisitions have been accounted for using the historical cost basis of the acquired companies in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 48 ("SAB 48"). The Company operates in one industry segment and is primarily engaged in the replacement and servicing of HVAC for residential and commercial customers. The Company has Service Centers located in cities across the United States.

PRINCIPALS OF CONSOLIDATION

     The consolidated financial statements of Service Experts, Inc. include the accounts of the Company and its subsidiaries. All intercompany transactions have been eliminated in consolidation. Investments in affiliates less than 50 percent owned are generally recorded on the equity method.

RECOGNITION OF INCOME

     Revenues on all of the Company's heating and air conditioning installation contracts ("Contracts") for commercial buildings are recognized on the percentage of completion method in the ratio that total incurred costs bear to total estimated costs. Revenues on all of the Company's residential heating and air conditioning installation, service and maintenance jobs are recognized upon completion of the services which is usually within one to two days.

     Earnings and estimated costs on Contracts are reviewed throughout the terms of the Contracts, and any required adjustments are reflected in the periods in which they first become known. When estimates indicate a probable loss on a contract, the full amount thereof is accrued in the period in which it is first determined. Most Contracts are completed within six to 18 months. Nonidentifiable selling, general, and administrative expenses are charged to income as incurred and are not allocated to Contract costs.

     Trade accounts receivable includes billings and billed retainage on Contracts. Also included in trade accounts receivable are unbilled retainage amounts of $76,000 and $359,000 at December 31, 1995 and 1996, respectively. The Company classifies these amounts as current assets because all balances are expected to be collected in the current year. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base, and their dispersions across many different industries and geographies.

     The asset, "costs and estimated earnings in excess of billings" represents revenue recognized in excess of amounts billed on in-progress contracts. The liability, "billings in excess of costs and estimated earnings," represents billings in excess of revenue recognized on in-progress contracts.

                             SERVICE EXPERTS, INC.

FAIR VALUE OF FINANCIAL INSTRUMENTS

  Cash

     The carrying amounts reported in the balance sheets for cash and cash equivalents approximate fair value.

  Accounts Receivable and Accounts Payable

     The carrying amounts reported in the balance sheets for accounts receivable and accounts payable approximate fair value. Accounts receivable are usually unsecured.

  Long-Term Debt

     Based upon the borrowing rates currently available to the Company, the carrying amounts reported in the balance sheets for long-term debt approximate fair value.

CASH EQUIVALENTS

     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

     During the years ended December 31, 1994, 1995 and 1996 amounts charged to bad debts expense totaled $95,000, $42,000 and $98,000, respectively and accounts written off, net of recoveries were $11,000, $13,000 and $3,000, respectively.

INVENTORIES

     Inventories are stated at cost, which is not in excess of market. Cost is determined principally by the first-in, first-out (FIFO) method for all inventories.

PROPERTY, BUILDING AND EQUIPMENT

     Property, building and equipment are stated on the basis of cost. Depreciation and amortization are provided on the straight-line and declining-balance methods over the following useful lives:

                                                              YEARS
                                                              -----
Buildings...................................................   31.5
Furniture and fixtures......................................   5-10
Machinery and equipment.....................................   5-10
Vehicles....................................................   5-10
Leasehold improvements......................................   7-30

DEFERRED REVENUE

     The Company pre-sells maintenance contracts in the form of extended service agreements ("ESA"). ESA revenue is recorded as deferred revenue and recognized as income when service is performed.

WARRANTIES

     The Company provides the retail customer with a warranty ranging from one to ten years on parts and labor from the date of installation of the heating and air conditioning unit. This warranty generally runs concurrent with the manufacturer's warranty on parts and for the first year on labor. The Company provides an

                             SERVICE EXPERTS, INC.

accrual for future warranty costs based upon the relationship of prior years' sales to actual warranty costs. It is the Company's practice to classify the entire warranty accrual as a current liability.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

INCOME TAXES

     Donelson Air Conditioning Company, Inc. used the liability method of accounting for federal and state income taxes as provided by SFAS No. 109, "Accounting for Income Taxes." Under the liability method, the deferred tax liability or asset is based on temporary differences between the financial statement and income tax bases of assets and liabilities, measured at tax rates that will be in effect when the differences reverse.

     The former stockholders of AC Service & Installation Co., Inc., Custom Air Conditioning, Inc. and Freschi Air Systems, Inc. (See Note 2) elected under Subchapter S of the Internal Revenue Code to include the Company's income in their own income for federal income tax purposes. Accordingly, AC Service & Installation Co., Inc., Custom Air Conditioning, Inc. and Freschi Air Systems, Inc. are not subject to federal income taxes. This election is not available for Tennessee state income tax reporting; accordingly, AC Service & Installation Co., Inc. used the liability method of accounting for Tennessee state income taxes.

ADVERTISING COSTS

     The Company expenses advertising costs as incurred. During 1994, 1995 and 1996, the Company expensed $530,000, $524,000, and $1,584,000, respectively.

GOODWILL

     Goodwill consists of the excess of purchase price over the fair value of acquired tangible and identifiable intangible assets. Excess cost over the fair value of net assets acquired (or goodwill) is amortized on a straight-line basis over 40 years. The carrying value of goodwill is reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the undiscounted cash flows of the entity acquired over the remaining amortization period, the Company's carrying value of the goodwill will be reduced by the estimated shortfall of cash flow. Accumulated amortization of goodwill was $87,000 at December 31, 1996.

INCOME PER COMMON SHARE

     Income per common share is based on the weighted average number of shares of common stock outstanding and common stock equivalents consisting of dilutive stock options and warrants. Fully diluted earnings per share for 1994, 1995, and 1996 are not materially different from primary earnings per share and, therefore, are not presented.

RECLASSIFICATIONS

     Certain reclassifications have been made in 1994 and 1995 financial statements to conform to the 1996 presentation. These reclassifications had no effect on the results of operations previously reported.

                             SERVICE EXPERTS, INC.

2. MERGERS

     In December 1996, the Company completed a merger with Custom Air Conditioning, Inc. ("Custom") and Freschi Air Systems, Inc. ("Freschi") through the exchange of 230,049 and 177,765 shares, respectively, of the Company's Common Stock.

     These mergers have been accounted for as poolings of interests and, accordingly, the consolidated financial statements for the periods presented have been restated to include the accounts of Custom and Freschi. The following is a summary of results of operations of the separate entities for periods prior to the mergers.

                                                                YEAR ENDED        ELEVEN MONTHS
                                                               DECEMBER 31,           ENDED
                                                            ------------------     NOVEMBER 30,
                                                             1994       1995           1996
                                                            -------    -------    --------------
                                                              (IN THOUSANDS)       (UNAUDITED)
                                                                                  (IN THOUSANDS)
Net Revenues
  Service Experts.........................................  $14,299    $16,453       $29,167
  Custom..................................................    4,638      5,169         5,068
  Freschi.................................................    3,256      3,254         4,116
                                                            -------    -------       -------
  Combined................................................  $22,193    $24,876       $38,351
                                                            =======    =======       =======
Net Income (loss)
  Service Experts.........................................  $   179    $   629       $ 1,751
  Custom..................................................      245        173           213
  Freschi.................................................      (41)       (94)          406
                                                            -------    -------       -------
  Combined................................................  $   383    $   708       $ 2,370
                                                            =======    =======       =======

3. RECAPITALIZATION AND INITIAL PUBLIC OFFERING

     On August 21, 1996, the Company completed an initial public offering ("IPO") of 2,587,500 shares of Common Stock at $13.00 per share. Simultaneously, the Company exchanged 1,462,100 shares of Common Stock to the promoters of the IPO and 3,369,448 shares of Common Stock and a distribution of $18,699,000 in cash for the stock of Hardwick Air Masters, Inc., Air Experts, a United Services Co., Inc., Arrow Heating & Air Conditioning, Inc., Brand Heating and Air Conditioning, Inc., Coastal Air Conditioning Service, Inc., Contractor Success Group, Inc., Comerford's Heating and Air Conditioning Inc., Gilley's Heating & Cooling, Inc., Norrell Heating & Air Conditioning, Inc., Rolf Coal and Fuel Corp., Service Experts of Palm Springs, Inc. and Vision Holding Company, Inc. The exchange is being accounted for utilizing the historical cost basis in accordance with SAB 48 with the stock being valued at the historical cost of the net assets exchanged. Cash consideration given in these acquisitions is treated for accounting purposes as a dividend from the Company.

     The Company's stock is currently traded on the Nasdaq Stock Market's National Market under the symbol SERX.

4. ACQUISITIONS

     On November 18, 1996, the Company filed a Registration Statement on Form S-4 (the "Shelf Registration Statement") for the acquisition of 23 unrelated HVAC replacement and service businesses. Of the 23 companies to be acquired, the Company had completed the acquisition of 15 of these companies as of December 31, 1996. Two of these acquisitions completed by December 31, 1996 were accounted for as poolings of interests as discussed in Note 2. In connection with the 13 acquisitions accounted for using the purchase method of accounting, the Company issued 2,069,000 shares at a fair market value of $34,068,000 excluding stock issuance costs of $1,572,000, and cash of $1,499,000. The Company established an escrow account equal to 10% of the purchase price for each acquisition subject to final closing adjustments. The

                             SERVICE EXPERTS, INC.

purchase price was allocated to the acquired assets based on the fair values of those assets as determined by the Company as set forth below (in thousands):

Current Assets..............................................  $ 7,032
Property, Buildings and Equipment...........................    2,593
Other Assets................................................      392
Goodwill....................................................   32,337
Liabilities Assumed.........................................   (6,787)
                                                              -------
               Purchase Price...............................  $35,567
                                                              =======

OTHER INFORMATION REGARDING ACQUISITIONS

     All of the foregoing acquisitions were accounted for using the purchase method of accounting except as indicated in Note 3. The allocation of the purchase price associated with the acquisitions has been determined by the Company based upon available information and is subject to further refinement. The operating results of the acquired companies have been included in the accompanying consolidated statements of income from the respective dates of acquisition. The following unaudited pro forma results of operations give effect to the operations of the entities acquired as if the respective transactions had occurred as of the first day of the fiscal year immediately preceding the year of the transactions. The pro forma results of operations do not purport to represent what the Company's results of operations would have been had such transactions in fact occurred at the beginning of the years presented or to project the Company's results of operations in any future period.

                                                         YEAR ENDED DECEMBER 31,
                                                         ------------------------
                                                            1995          1996
                                                         ----------    ----------
                                                              (IN THOUSANDS)
Net revenues...........................................    $112,056      $120,083
Net income.............................................       5,227         6,043
Income per common share................................    $    .47      $    .55

     Subsequent to December 31, 1996, the Company completed the acquisition of the remaining eight companies included in the previously mentioned Shelf Registration Statement by issuing 680,758 shares of stock and paying cash consideration of $2.0 million. The following unaudited pro forma results of operations give effect to the operations of the entities acquired during 1996 and subsequent to December 31, 1996 as if the respective transactions had occurred as of the first day of the fiscal year immediately preceding the year of the transactions. The pro forma results of operations do not purport to represent what the Company's results of operations would have been had such transactions in fact occurred at the beginning of the years presented or to project the Company's results of operations in any future period.

                                                         YEAR ENDED DECEMBER 31,
                                                         ------------------------
                                                            1995          1996
                                                         ----------    ----------
                                                              (IN THOUSANDS)
Net revenues...........................................    $131,788      $140,654
Net income.............................................       5,727         8,490
Income per common share................................    $    .52      $    .71

                             SERVICE EXPERTS, INC.

5. CONTRACTS IN PROCESS

     Information relative to contracts in process is as follows (in thousands):

                                                               DECEMBER 31,
                                                             ----------------
                                                              1995      1996
                                                             ------    ------
Contracts on the percentage-of-completion method:
  Expenditures on uncompleted contacts.....................  $  911    $2,903
  Estimated earnings.......................................     487     1,147
                                                             ------    ------
                                                             $1,398    $4,050
Less applicable billings...................................  $1,595    $4,107
                                                             ------    ------
                                                             $ (197)   $  (57)
                                                             ======    ======
Included in the accompanying balance sheets under the
  following captions:
  Costs and estimated earnings in excess of billings on
     uncompleted contracts.................................  $   31    $  283
  Billings in excess of costs and estimated earnings on
     uncompleted contracts.................................    (228)     (340)
                                                             ------    ------
                                                             $ (197)   $  (57)
                                                             ======    ======

     Progress billings on contracts bear a relation to costs incurred, but are not indicative of the ultimate profit or loss on a contract.

6. LEASES

     Total rental expense for all operating leases was $174,000, $191,000 and $490,000 for 1994, 1995 and 1996, respectively. The Company leases office and warehouse space from various shareholders of the Company. These lease agreements expire at various dates through 2000. Related party rental expense for 1994, 1995 and 1996 was $151,000, $161,000, and $295,000, respectively. The Company leases certain vehicles and office and warehouse facilities under terms of noncancelable operating lease agreements which expire at various dates through 2006. Minimum rental commitments at December 31, 1996 under operating leases having an initial noncancelable term of one year or more are as follows (in thousands):

                                         CAPITAL    OPERATING    RELATED
                                         LEASES      LEASES       PARTY     TOTAL
                                         -------    ---------    -------    ------
1997...................................   $ 60       $  421      $1,485     $1,966
1998...................................     55          308       1,483      1,846
1999...................................     47          239       1,432      1,718
2000...................................     23          151       1,432      1,606
2001...................................     --          105       1,112      1,217
Thereafter.............................     --           --       1,171      1,171
                                          ----       ------      ------     ------
                                           185       $1,224      $8,115     $9,524
                                                     ======      ======     ======
Amounts representing interest..........     32
                                          ----
Present value of net minimum
  rentals (including $45 classified as
  current).............................   $153
                                          ====

     The carrying values of assets under capital leases, which are included with owned assets in the accompanying balance sheets are $154,000.

     Amortization of the assets under capital leases is included in depreciation expense.

                             SERVICE EXPERTS, INC.

7. LONG-TERM DEBT

     Long-term debt consists of the following (in thousands):

                                                               DECEMBER 31,
                                                              --------------
                                                              1995      1996
                                                              ----      ----
Mortgage note payable.......................................  $516      $ --
Installment and equipment notes.............................   314        94
Other.......................................................    24        28
                                                              ----      ----
                                                               854       122
Less current portion........................................   244        90
                                                              ----      ----
                                                              $610      $ 32
                                                              ====      ====

     On September 10, 1996, the Company entered into a Revolving Line of Credit agreement with a Nashville, Tennessee bank for up to $10,000,000 to be used for working capital purposes and acquisitions. On the same date, the Company also entered into a Discretionary Line of Credit agreement with a Nashville, Tennessee bank for up to $10,000,000 to be used for acquisitions or such other purposes as may be approved by the bank. Any principal amounts outstanding on the Line of Credit are due on September 10, 1998. On December 31, 1996, there were no amounts outstanding under the above lines of credit.

     Interest on any outstanding portion of the lines of credit is the LIBOR rate plus applicable rate margin ranging from 125 basis points per annum to 250 basis points per annum (8.5% at December 31, 1996) dependent upon the funded debt to EBDITA ratio. The Company pays an annual fee of 0.25% of the unused portion of the available borrowings.

     As long as any indebtedness is outstanding, the Lines of Credit require, among other things, that the Company maintain various financial ratios at specified levels including minimum levels for stockholders' equity. The Lines of Credit also limit consolidations and mergers, incurrence of indebtedness or liens and prohibit dividends and distributions. At December 31, 1996, the Company was in compliance with all covenants.

     The Company had a mortgage note payable to Free Will Baptist, Inc. that was secured by the Company's office building and related land. The loan required monthly installments of $8,400, including fixed principal and imputed interest (6.1% at December 31, 1995). The mortgage was transferred to the former shareholders of AC Service & Installation Co., Inc. and Donelson Air Conditioning Company, Inc. on June 30, 1996 (see Note 14).

     The Company has various installment and equipment loans to various lenders which are secured by vehicles and equipment. These loans bear interest at various fixed rates ranging from 4.8% to 13% per annum with maturity dates through 1999.

     As of December 31, 1996, the aggregate amounts of annual principal maturities of long-term debt are as follows (in thousands):

1997........................................................  $ 90
1998........................................................    29
1999........................................................     3
                                                              ----
                                                              $122
                                                              ====

                             SERVICE EXPERTS, INC.

8. STOCK PLANS

INCENTIVE STOCK OPTION PLAN

     The Company has reserved 700,000 shares of common stock under an incentive stock option plan. A summary of the status of the plan follows:

                                                 YEAR ENDED         WEIGHTED
                                                DECEMBER 31,        AVERAGE
                                                    1996         EXERCISE PRICE
                                               --------------    --------------
Granted......................................         517,811        $16.92
Exercised....................................              --            --
Canceled.....................................              --            --
                                               --------------        ------
Outstanding at end of year...................         517,811        $16.92
                                               ==============        ======
Option price range per share at end of
  year.......................................  $13.00 - $17.25       $16.92
                                               ==============        ======
Options exercisable at end of year...........              --
                                               ==============

     Stock options are exercisable over a period determined by the Board of Directors, but no longer than ten years after the date of the grant. At December 31, 1996, options to purchase 182,189 shares were available for grant.

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation" (FAS 123), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     Pro Forma information regarding net income and earnings per share is required by FAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996, respectively; risk-free interest rates of 5.97% to 6.34%; dividends yields of 0.0%; volatility factors of the expected market price of the Company's common stock of .55 and .25; and a weighted-average expected life of the options of three years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):

                                                                1996
                                                              --------
Net income..................................................  $  3,110
Pro forma compensation expense from stock options, net of
  taxes.....................................................      (121)
                                                              --------
Pro forma net income........................................  $  2,989
                                                              ========
Pro forma earnings per common and common equivalent share...  $    .67
                                                              ========

                             SERVICE EXPERTS, INC.

     Under FAS 123, disclosure of exercise prices is required for the year ended December 31, 1996 only. The weighted-average fair value of options granted during 1996 was $4.27. The weighted-average remaining contractual life of those options is 9.7 years.

NONEMPLOYEE DIRECTOR STOCK OPTION PLAN

     The Company has a Director Stock Option Plan that provides for a maximum of issuance 100,000 shares of Common Stock for grant to non-management members of the Board of Directors.

     Options to purchase a total of 15,000 shares of Common Stock with exercise price of $13.00 per share were outstanding at December 31, 1996. Each option is exercisable in full upon receipt and shall expire ten years after the Grant Date.

EMPLOYEE STOCK PURCHASE PLAN

     The Company has an Employee Stock Purchase Plan under which the sale of 100,000 shares of Common Stock have been authorized. Employees may designate up to 10% of their base compensation, at a price equal to 85% of the lessor fair market value of the Common Stock January 1 or December 31. Employees are eligible to participate in the Purchase Plan if they are employed by the Company or a participating subsidiary for at least 20 hours a week and more than five months in any calendar year and have been employed for at least six months since their date of hire. At December 31, 1996 no shares had been issued under this plan.

WARRANTS

     In connection with the Company's IPO, Equitable Securities Corporation received warrants to purchase 82,391 shares of the Company's Common Stock at an exercise price of $13.00 per share. The warrants are exercisable for a period of five years.

9. EMPLOYEE BENEFIT PLANS

     The Company has defined-contribution employee benefit plans incorporating provisions of section 401(k) of the Internal Revenue Code. Generally, employees of the Company must have one year of service and work 500 hours during the plan year to be eligible. Under the plans' provisions, a plan member may make contributions, on a tax-deferred basis, from 1% to 20% of total compensation not to exceed the maximum established annually by the Internal Revenue Service. Under the plans matching contributions are made by the Company in amounts ranging from 1% to 50% of total contributions by a plan member, to a maximum of between 2% and 6% of the employee's total calendar year compensation. The Company's matching contributions totaled $126,000, $201,000 and $206,000 as of December 31, 1994, 1995 and 1996, respectively.

10. COMMITMENTS AND CONTINGENT LIABILITIES

     The Company is a party to a number of legal proceedings arising in the ordinary course of its business. In the opinion of management, the resolution of these proceedings will not have a material adverse effect on the financial position or results of operations of the Company.

     The Company maintains general liability insurance coverage and an umbrella policy to ensure itself against any liabilities occurring in the normal course of business. The Company believes that its insurance coverage is adequate.

                             SERVICE EXPERTS, INC.

11. INCOME TAXES

     Income tax expense consists of the following:

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                              1994     1995      1996
                                                              -----    -----    -------
                                                                   (IN THOUSANDS)
Current:
  Federal...................................................   $40      $ 65     $2,214
  State.....................................................     8        40        461
Deferred....................................................    (7)      (23)    (1,479)
                                                               ---      ----     ------
                                                               $41      $ 82     $1,196
                                                               ===      ====     ======

     Significant components of the deferred tax assets and liabilities are as follows:

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1995        1996
                                                              ------      ------
                                                                (IN THOUSANDS)
Deferred tax liabilities:
  Contract billings.........................................  $   22      $  136
  Depreciation and amortization.............................      --         360
  Other-net.................................................      --          63
                                                              ------      ------
Deferred tax liabilities....................................      22         559
Deferred tax assets:
  Depreciation and amortization.............................       2          --
  Bad debts.................................................      18         256
  Warranty reserves.........................................      11         330
  Deferred revenue..........................................      --       1,045
  Accrued expenses..........................................      --         365
  Other-net.................................................      --          96
                                                              ------      ------
Total gross deferred tax assets.............................      31       2,092
                                                              ------      ------
Net deferred tax assets.....................................  $    9      $1,533
                                                              ======      ======

     Management has evaluated the need for a valuation allowance for all or a portion of the deferred tax assets and believes that the deferred tax assets will be more likely than not realized. Accordingly, no valuation allowance has been recognized.

                                                           DECEMBER 31,
                                                     ------------------------
                                                     1994     1995      1996
                                                     ----    ------    ------
                                                          (IN THOUSANDS)
Tax provision at statutory rate....................  $ 75    $  241    $1,464
State income tax less applicable federal tax
  benefit..........................................     5        27       147
Less benefit of graduated tax rates and adjustments
  to eliminate S corporation.......................   (39)     (186)     (218)
Less benefit recognized upon termination of
  Subchapter S election for AC Service &
  Installation Co., Inc. ..........................    --        --      (236)
Other-net..........................................    --        --        39
                                                     ----    ------    ------
                                                     $ 41    $   82    $1,196
                                                     ====    ======    ======

                             SERVICE EXPERTS, INC.

PRO FORMA INCOME TAX INFORMATION (UNAUDITED)

     As discussed previously, AC Service & Installation Co., Inc.; Custom Air Conditioning, Inc.; and Freschi Air Systems, Inc. operated under Subchapter S of the Internal Revenue Code and were not subject to corporate federal income tax. The Subchapter S elections were terminated upon acquisition by the Company. As a result, these Companies are subject to corporate income taxes subsequent to the termination of S corporation status. AC Service & Installation Co., Inc.; Custom Air Conditioning, Inc. and Freschi Air Systems, Inc. had net operating income for income tax purposes of $133,000, $682,000 and $1,760,000 for 1994, 1995 and
1996, respectively. Had AC Service & Installation Co., Inc.; Custom Air Conditioning, Inc. and Freschi Air Systems, Inc. filed federal and state income tax returns as regular C corporations for 1994, 1995, and periods ended during 1996, income tax expense under the provisions of Financial Accounting Standard No. 109 would have been, $102,000, $242,000 and $316,000, respectively.

     At the date of termination of S corporation status, AC Service & Installation Co., Inc.; Custom Air Conditioning, Inc. and Freschi Air Systems, Inc. were required to provide deferred taxes for cumulative temporary differences between financial reporting and tax reporting basis of assets and liabilities. Such deferred taxes were based on the cumulative temporary differences at the date of termination of S corporation status.

     The termination of S corporation status occurred on August 21, 1996 for AC Service & Installation Co., Inc., and a deferred tax asset of $236,000 was recorded. The effect of recognizing the deferred tax asset was included in the Provision for income taxes.

12. RELATED PARTY TRANSACTIONS

  Notes Receivable from Related Parties

     The Company has one outstanding note receivable of $366,000 from a stockholder of the Company as of December 31, 1996. The note is payable in 180 monthly installments of $3,905 and bears annual interest of 9%.

  Other Related Party Transactions

     On June 30, 1996, the Company distributed land, buildings, accounts receivable and other assets with a net book value of $1,096,000 in satisfaction of mortgage notes payable of $488,000, shareholder notes payable of $343,000, and accrued compensation of $365,000 to the former shareholders of AC Service & Installation Co., Inc. and Donelson Air Conditioning, Inc.

  Notes Payable to Related Parties

     At December 31, 1995 the Company had notes payable to related parties, including current and former shareholders, which bare interest ranging from 0.0% to 12.5% and were due through 2009. These notes were repaid during 1996.

                             SERVICE EXPERTS, INC.

13. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Quarterly financial information for the year ended December 31, 1996 is summarized below:

                                                               QUARTER
                                                --------------------------------------
                                                 1ST       2ND        3RD        4TH
                                                ------    ------    -------    -------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues..................................  $5,134    $7,693    $13,130    $20,899
Income before income taxes....................      39        59      1,527      2,681
Net income....................................      33       152      1,239      1,686
Income per common share.......................  $  .02    $  .10    $   .25    $   .17

14. SUBSEQUENT EVENT

     Subsequent to December 31, 1996, the Company entered into letters of intent to acquire eight HVAC businesses. Pursuant to these agreements, the Company will merge with or acquire the stock of the eight companies for an aggregate of approximately $15.4 million cash and approximately 225,400 shares of Common Stock. Closing of the transactions is subject to customary conditions and is expected to take place prior to June 30, 1997.