Form 10-Q
period 1997-03-31
SERVICE EXPERTS INC
filed 1997-05-09
CIK 1017609

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1997

                                       OR

( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

         For the transition period from _____________ to _______________

                         Commission File No. 000-21173

                             SERVICE EXPERTS, INC.
           (Exact name of registrant as specified in its charter)

                DELAWARE                                62-1639453
     (State or other jurisdiction           (I.R.S. Employer Identification No.)
  of incorporation or organization)

           111 WESTWOOD PLACE - SUITE 420, BRENTWOOD, TENNESSEE 37027
              (Address of principal executive offices) (zip code)
       Registrant's telephone number, including area code: (615) 371-9990

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X    No
                                     ---     ---
         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  CLASS                        OUTSTANDING AT MAY 8, 1997
        COMMON STOCK, $.01 PAR VALUE                  13,888,704

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             SERVICE EXPERTS, INC.

                      CONSOLIDATED STATEMENTS OF INCOME

                                                  THREE MONTHS ENDED
                                                       MARCH 31,
                                                      (UNAUDITED)
                                                       ---------
                                         (In thousands, except per share data)
                                                 1996           1997
                                                 ----           ----
Net revenues                                    $ 5,134        $ 33,355
Cost of goods sold                                3,392          20,913
                                                -------        --------
Gross margin                                      1,742          12,442
Selling, general and
  administrative expenses                         1,714           9,635
                                                -------        --------
Income from operations                               28           2,807
Other income (expense):
  Interest expense                                   (8)            (87)
  Interest income                                     2             127
  Other income                                       17             100
                                                -------        --------
                                                     11             140

Income before income taxes                           39           2,947

Provision (benefit) for
  income taxes:
  Current                                             6           1,688
  Deferred                                            -            (568)
                                                -------        --------
                                                      6           1,120
                                                -------        --------
Net income                                      $    33        $  1,827
                                                =======        ========
Net income per common share                     $  0.02        $   0.15
                                                =======        ========
Weighted average shares
  used in net income per
  common share computation                        1,561          12,269
                                                =======        ========



                           See accompanying notes.

                            SERVICE EXPERTS, INC.
                         CONSOLIDATED BALANCE SHEETS


                                                         DECEMBER 31,        MARCH 31,
                                                            1996               1997
                                                                            (UNAUDITED)
                                                            ----               ----
                                                                (In thousands)

ASSETS
Current assets:
  Cash and cash equivalents                                $ 10,726          $ 33,155
  Accounts receivable:
    Trade, net of allowance for doubtful accounts
      of $620 in 1996 and $632 in 1997                        9,048            12,176
    Related party                                               129                62
    Employee                                                    113               237
    Other                                                       208               310
                                                           --------          --------
                                                              9,498            12,785
  Inventories                                                 3,923             6,266
  Costs and estimated earnings in excess of billings            283             1,148
  Prepaid expenses and other current assets                     697             1,872
  Current portion of notes receivable - related parties          14                14
  Current portion of notes receivable - other                   286               285
  Deferred income taxes                                       1,893             2,426
                                                           --------          --------
         Total current assets                                27,320            57,951
Property, buildings and equipment:
  Land                                                           10               105
  Buildings                                                      67             1,578
  Furniture and fixtures                                        841             1,793
  Machinery and equipment                                     1,913             2,223
  Vehicles                                                    5,339             7,032
  Leasehold improvements                                        620               856
                                                           --------          --------
                                                              8,790            13,587
  Less accumulated depreciation and amortization             (2,461)           (3,571)
                                                           --------          --------
                                                              6,329            10,016
Notes receivable - related parties, net of
  current portion                                               352               327
Notes receivable - other, net of current portion                500               508
Investment in affiliate                                         674               573
Goodwill                                                     33,032            47,460
Unallocated purchase price                                        -             8,054
Other assets                                                    297               703
                                                           --------          --------
         Total assets                                      $ 68,504          $125,592
                                                           ========          ========

                           See accompanying notes.

                                                     DECEMBER 31,        MARCH 31,
                                                        1996               1997
                                                                       (UNAUDITED)
                                                        ----               ----
                                                   (In thousands, except share data)
LIABILITIES AND STOCKHOLERS' EQUITY
Current liabilities:
  Notes payable                                      $      -          $     183
  Trade accounts payable and accrued liabilities        5,174              5,383
  Cash consideration payable                            1,495              1,120
  Accrued compensation                                  1,601              3,642
  Accrued warranties                                      963              1,361
  Income taxes payable                                  1,723              2,475
  Deferred revenue                                      3,502              4,978
  Billings in excess of costs and estimated earnings      340                732
  Current portion of long-term debt and capital
    lease obligations                                     135                243
                                                     --------          ---------
         Total current liabilities                     14,933             20,117
Long-term debt and capital lease obligations, net
  of current portion                                      140                137
Deferred income taxes                                     360                583

Commitments and contingencies (see note 9)


Stockholders' equity:
  Preferred stock, $.01 par value; 10,000,000
    shares authorized, no shares issued and
    outstanding                                             -                  -
  Common stock, $.01 par value; 30,000,000
    shares authorized, 11,050,326 shares
    issued and outstanding at December 31, 1996
    and 13,694,377 shares issued and outstanding
    at March 31, 1997                                     111                137
  Additional paid-in-capital                           48,566             98,382
  Retained earnings                                     4,409              6,236
  Equity notes receivable                                 (15)                 -
                                                     --------          ---------
Total stockholders' equity                             53,071            104,755
                                                     --------          ---------
Total liabilities and stockholders' equity           $ 68,504          $ 125,592
                                                     ========          =========



                            See accompanying notes.

                             SERVICE EXPERTS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                                    (UNAUDITED)
                                                                     ---------
                                                               1996             1997
                                                               ----             ----
                                                                  (In thousands)
NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES               $   762          $  1,173

INVESTING ACTIVITIES:
Payments on notes receivable                                       -               119
Purchase of property, buildings, and equipment                  (116)           (2,638)
Purchase of investments                                           10                 3
Cash acquired through purchase of business                         -             1,224
Payment of cash for acquired companies                             -           (12,701)
(Increase) decrease in other assets                               28               (22)
                                                             -------          --------
        Net cash used in investing activities                    (78)          (14,015)

FINANCING ACTIVITIES:
Issuance of stock, net of issuance costs                           -            35,518
Proceeds of long-term debt and capital leases                     87               130
Payments of long-term debt and capital leases                      -                 -
Proceeds on notes payable to related parties                       -                 -
Payments on notes payable to related parties                       -              (375)
                                                             -------          --------
        Net cash provided by financing activities                 87            35,273

Increase in cash and cash equivalents                            771            22,431
Cash and cash equivalents at beginning of period                 445            10,724
                                                             -------          --------
Cash and cash equivalents at end of period                   $ 1,216          $ 33,155
                                                             =======          ========
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid                                                $    19          $     88
                                                             =======          ========
Income taxes paid                                            $     6          $  1,201
                                                             =======          ========

Acquisition of companies:
Fair value of assets acquired                                $     -          $ 31,973
Cash paid                                                          -            12,701
Common stock issued                                                -            12,481
                                                             -------          --------
Liabilities assumed                                          $     -          $  6,791
                                                             =======          ========




                            See accompanying notes.

                             SERVICE EXPERTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                           MARCH 31, 1997 (UNAUDITED)

1 - BASIS OF PRESENTATION

OVERVIEW

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

Service Experts, Inc. (the "Company") was incorporated on March 27, 1996. As a result of the adoption of Securities and Exchange Commission Staff Accounting Bulletin No. 97 ("SAB 97") on July 31, 1996, the historical financial statements of the Company for periods prior to August 21, 1996 are the combined financial statements of AC Service & Installation Co., Inc. and Donelson Air Conditioning Company, Inc. (the "Acquiring Company") and subsequent acquisitions accounted for as poolings of interests (See Note 3). On August 21, 1996 and simultaneous with the closing of its initial public offering, the Company acquired in separate transactions, 12 heating, ventilating and air conditioning ("HVAC") replacement and service businesses and Contractor Success Group, Inc. (collectively, the "Predecessor Companies") in exchange for shares of the Company's Common Stock and cash (the "Combination"). The Acquiring Company was treated as the acquiror entity in this transaction in accordance with SAB 97. The operations of the acquired companies have been included in the Company's financial statements from the date of acquisition. The above mentioned acquisitions have been accounted for using the historical cost basis of the acquired companies in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 48 ("SAB 48"). The Company operates in one industry segment and is primarily engaged in the replacement and servicing of HVAC systems for residential and commercial customers. The Company has service centers located in cities across the United States.

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements of the Company include the accounts of the Company and its subsidiaries. All intercompany transactions have been eliminated in consolidation. Investments in affiliates less than 50% owned are generally recorded on the equity method.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NEWLY ISSUED ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share ("Statement 128"), which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The pro forma primary earnings per share for the first quarter ended March 31, 1996 and March 31, 1997 would be $0.02 and $0.15 per share, respectively. The impact of Statement 128 on the calculation of fully diluted earnings per share is not expected to be material.


3 - MERGERS

In December 1996, the Company completed mergers with Custom Air Conditioning, Inc. ("Custom") and Freschi Air Systems, Inc. ("Freschi") (collectively, the "Pooled Companies"), through the exchange of 230,049 and 177,765 shares, respectively, of the Company's Common Stock.

These mergers have been accounted for as poolings of interests and, accordingly, the consolidated financial statements for the periods presented have been restated to include the accounts of Custom and Freschi. The following is a summary of results of operations of the separate entities for the period prior to the mergers.

                                      THREE MONTHS
                                          ENDED
                                     MARCH 31, 1996
                                     --------------
                                     (In thousands)

                                Net Revenue    Net Income
                                                 (Loss)
   Service Experts              $ 3,098          $    16
   Custom                         1,173              (37)
   Freschi                          863               54
                                -------          -------
   Combined                     $ 5,134          $    33
                                =======          =======


4 - RECAPITALIZATION, INITIAL PUBLIC OFFERING AND SECONDARY STOCK OFFERING

On August 21, 1996, the Company completed an initial public offering ("IPO") of 2,587,500 shares of Common Stock at $13.00 per share. Simultaneously with the closing of the IPO, the Company issued 3,369,358 shares of Common Stock and distributed $18.7 million cash for the stock of the Predecessor Companies (exclusive of 1,153,098 shares of Common Stock and $5,027,947 cash distributed to the former stockholders of the Acquiring Company). The exchange was accounted for utilizing the historical cost basis in accordance with SAB 48 with the stock being valued at the historical cost of the net assets exchanged. Cash consideration given in these acquisitions was treated for accounting purposes as a dividend from the Company.

On March 18, 1997, the Company completed a secondary public stock offering, which involved a sale to the public of 1,850,000 shares of Common Stock at $22.00 per share which resulted in $37.7 million in net proceeds to the Company. A portion of the net proceeds was used to pay the cash portion of the consideration for acquisitions and to repay certain indebtedness arising from acquisitions. The remaining proceeds will be used to fund the Company's planned capital expenditures, future acquisitions and for general corporate purposes.

The Company's stock is currently traded on The Nasdaq Stock Market's National Market under the symbol SERX.

5 - ACQUISITIONS

On November 18, 1996, the Company filed a Registration Statement on Form S-4 (the "Shelf Registration Statement") covering securities with a collective aggregate offering price of $50.0 million for use in acquisitions, including the acquisition of 23 unrelated HVAC replacement and service businesses. Of the 23 companies to be acquired, the Company completed the acquisition of 15 of these companies as of December 31, 1996. Two of these acquisitions completed by December 31, 1996 were accounted for as poolings of interests as discussed in Note 3. In connection with the 13 acquisitions accounted for using the purchase method of accounting, the Company issued shares at a fair market value of $34.1 million excluding stock issuance cost of $1.6 million, and cash of $1.5 million.

In January 1997, the Company completed the remaining eight acquisitions included in the Shelf Registration Statement and accounted for these acquisitions using the purchase method of accounting. In connection with these acquisitions, the Company issued shares of stock at a fair value of $13.0 million, excluding stock issuance cost of $239,000, and cash of $4.0 million.

In the first quarter of 1997, the Company entered into agreements in principle to acquire 13 HVAC businesses for approximately $17.9 million in cash and 354,000 shares of Common Stock. In March 1997, the Company completed the acquisitions of Roland J. Down, Inc. and Mark's Air Conditioning, Inc. for $11.2 million and $350,000 cash, respectively. Both of these acquisitions were accounted for using the purchase method. Of the remaining 11 acquisitions, 10 are expected to be accounted for under the purchase method of accounting and one as a pooling of interests.

As of May 8, 1997, the Company has completed the acquisitions of 10 of the 13 businesses.

OTHER INFORMATION REGARDING ACQUISITIONS

All of the foregoing acquisitions were accounted for using the purchase method of accounting except as indicated in Note 3. The allocation of the purchase price associated with the acquisitions has been determined by the Company based upon available information and is subject to further refinement. The operating results of the acquisitions, except for the Pooled Companies, have been included in the accompanying consolidated statements of income from the respective dates of acquisition. The following unaudited pro forma results of operations give effect to the operations of the entities acquired, through March 31, 1997, as if the respective transactions had occurred as of the beginning of the periods presented. The pro forma results of operations have been adjusted for additional income tax provisions for state and federal taxes as certain of the acquired companies previously were taxed as subchapter S corporations. The pro forma results of operations neither purport to represent what the Company's results of operations would have been had such transactions in fact occurred at the beginning of the periods presented nor purport to project the Company's results of operations in any future period.


                        PRO FORMA RESULTS OF OPERATIONS

                                                            THREE MONTHS
                                                               ENDED
                                                              MARCH 31,
                                                        1996              1997
                                                        ----              ----
                                                 (In thousands, except per share data)
Net revenues                                           $30,036          $35,398
Net income                                               1,645            1,845
Net income per common share                            $   .14          $   .15

6 - NET INCOME PER COMMON SHARE

Net income per share has been computed based on the weighted average shares outstanding.

7 - INCOME TAXES

The income tax provision recorded for the three months ended March 31, 1997 differs from the expected income tax provision due to permanent differences and the provision for state income taxes. The income tax provision recorded for the three months ended March 31, 1996 differs from the expected income tax provision due to election under Subchapter S of the Internal Revenue Code by AC Service & Installation Co., Inc. and Internal Revenue Code by AC Service & Installation Co., Inc. and the Pooled Companies, permanent differences, and the provision for state income taxes.

8 - FINANCING ARRANGEMENTS

The Company has a Revolving Line of Credit agreement with a Nashville, Tennessee bank for up to $10 million to be used for working capital purposes and acquisitions. The Company also has a Discretionary Line of Credit agreement with a Nashville, Tennessee bank for up to $10 million to be used for acquisitions or such other purposes as may be approved by the bank. Management believes that its existing cash balances and cash generated from operations will be sufficient to fund the Company's planned capital expenditures through the remainder of 1997.

9 - COMMITMENTS AND CONTINGENCIES

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

In December 1996 and January 1997, the Company acquired 23 HVAC businesses.
The consideration paid by the Company for these 23 businesses was approximately $58.7 million, consisting of 3.2 million shares of Common Stock and $5.6 million in cash. Two of the transactions were accounted for as poolings of interests and the remainder were accounted for using the purchase method. Of the purchase price, $45.1 million was allocated to intangible assets which are to be amortized over a 40-year period. On a pro forma basis, these acquisitions (excluding the Pooled Companies) generated revenue in 1996 of approximately $63.7 million and contributed operating income of approximately $4.6 million.

In February and March 1997, the Company entered into agreements in principle to acquire 13 HVAC businesses for approximately $17.9 million in cash and 354,000 shares of Common Stock. As of May 8, the Company has completed the acquisitions of 10 of the 13 businesses, including Roland J. Down, Inc., which was closed effective March 1, 1997. The consideration paid by the Company for these businesses was approximately $21.4 million, consisting of approximately 228,000 shares of Common Stock and $16.3 million in cash. The acquisitions were accounted for using the purchase method. The remaining three pending acquisitions are subject to the execution of definitive agreements containing customary conditions, and there can be no assurance that the Company will be able to consummate all of the acquisitions or to successfully integrate the businesses of the acquired companies.

FINANCIAL STATEMENT PRESENTATION

The Combination was accounted for using the historical cost basis of the Predecessor Companies in accordance with SAB 48. On July 31, 1996, SAB 97 was adopted to replace SAB 48 for certain combination transactions. In accordance with the provisions of SAB 97, the presentation of financial information for the Company reflects the Acquiring Company as the acquiror of the other Predecessor Companies. The operation of the Predecessor Companies and other acquired companies (except for those companies accounted for as poolings of interests) have been included in the Company's financial statements from their respective effective dates of acquisition.

The Company's Service Centers historically have been managed as independent private companies and, as such, their results of operations reflect different tax structures which have influenced, among other things, their historical levels of owner's compensation.

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

RESULTS OF OPERATIONS

        Because of the significant effect of the Combination, acquisitions subsequent to the Combination and the anticipated effect of the pending acquisitions on the Company's results of operations, the Company's historical results of operations and period-to-period comparisons will not be indicative of future results and may not be meaningful. The Company plans to continue acquiring Service Centers in the future. The integration of acquired Service Centers and the addition of management personnel to support existing and future acquisitions may positively or negatively affect the Company's results of operations during the period immediately following acquisition.

Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1996

        Net Revenue. Net revenue increased $28.2 million or 549.7% from $5.1 million for the three months ended March 31, 1996 to $33.4 million for the three months ended March 31, 1997. Management believes that the significant increase in net revenues and related expenses was primarily the result of the acquisition of 33 heating, ventilating and air conditioning businesses between August, 1996 and April, 1997.

        Cost of Goods Sold. Cost of goods sold increased $17.5 million or 516.5% from $3.4 million for the three months ended March 31, 1996 to $20.9 million for the three months ended March 31, 1997. Management believes that the significant increase in cost of goods sold from 1996 to 1997 was primarily the result of the acquisition of 33 heating, ventilating and air conditioning businesses between August, 1996 and April, 1997. As a percentage of net revenue, cost of goods sold decreased 3.4% from 66.1% for the three months ended March 31, 1996 to 62.7% for the three months ended March 31, 1997.

        Gross Margin. Gross margin increased from $1.7 million for the three months ended March 31, 1996 to $12.4 million for the three months ended March 31, 1997, an increase of $10.7 million or 614.2%. As a percentage of net revenue, gross margin increased from 33.9% for the three months ended March 31, 1996 to 37.3% for the three months ended March 31, 1997. The primary factor for this increase in percent of revenue is a more favorable product mix with a higher percentage content of residential business for the three months ended March 31, 1997 compared to the three months ended March 31, 1996.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $7.9 million or 462.1% from $1.7 million for the three months ended March 31, 1996 to $9.6 million for the three months ended March 31, 1997. As a percentage of net revenue, selling, general and administrative expenses decreased from 33.4% for the three months ended March 31, 1996 to 28.9% for the three months ended March 31, 1997. Management believes this decrease in percent of revenue is primarily attributed to a leverage of administrative cost due to consolidation along with a reduction in former owners' compensation expense post acquisition.

        Income from Operations. Income from operations increased from $28,000 for the three months ended March 31, 1996 to $2.8 million for the three months ended March 31, 1997, an increase of 9,925.0%. Income from operations as a percent of net revenue increased from 0.5% for the three months ended March 31, 1996 to 8.4% for the three months ended March 31, 1997.

        Other Income and Expense. Other income and expense increased from $11,000 for the three months ended March 31, 1996 to $140,000 for the three months ended March 31, 1997, an increase of $129,000 or 1,172.7%. Other income and expense as a percent of net revenue increased from 0.2% for the three months ended March 31, 1996 to 0.4% for the three months ended March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal capital needs arise from the acquisition of new HVAC businesses and the costs associated with such expansion. Cash used in investing activities was primarily attributable to the acquisition of HVAC businesses.

On August 21, 1996, the Company completed the IPO at $13.00 per share. The proceeds to the Company, net of expenses and underwriting discounts and commissions, were approximately $28.1 million. Of the net proceeds, $18.7 million was used to pay the cash portion of the consideration for the Predecessor Companies, including $1.2 million which was used to repay certain indebtedness arising from the Combination. The Company is using (used) the remaining proceeds for working capital and capital expenditures, including the acquisition of additional HVAC service and replacement businesses.

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

On March 18, 1997, the Company completed a secondary offering of 1,850,000 shares of its Common Stock at $22.00 per share. The proceeds to the Company, net of expenses and underwriters discounts and commissions, were approximately $37.7 million. The Company plans to use the proceeds for planned capital expenditures, future acquisitions and general corporate purposes.

Working capital at March 31, 1997 was $38.9 million and cash, cash equivalents and short-term investments were $33.2 million. Net cash generated from operations during the first quarter was $2.8 million.

The Company's principal capital needs arise from the acquisition of new HVAC businesses and the costs associated with such expansion. During the first three months of 1997, the Company's capital expenditures were $2.6 million.
At March 31, 1997 the Company had $380,000 of outstanding notes payable.

The Company has a $10 million unsecured revolving credit facility and an additional $10 million unsecured discretionary revolving credit facility with SunTrust Bank, Nashville, N.A. ("SunTrust") available through September 10, 1998 (together, the "Credit Facilities"). Borrowings under the Credit Facilities bear interest at a variable rate equal to the 30-day LIBOR, as such rate changes from time to time, plus a variable margin of from 125 to 250 basis points depending on the Company's funded debt to EBITDA ratio determined on a quarterly basis. Certain of the Company's subsidiaries have guaranteed the repayment of indebtedness under the Credit Facilities. At March 31, 1997, there were no amounts outstanding on the above lines of credit. The Credit Facilities contain covenants with respect to the maintenance of certain financial ratios and specified net worth and limiting the incurrence of additional indebtedness, the sale of substantial assets, consolidations or mergers by the Company and the payments of dividends. The Company currently is negotiating with SunTrust to increase the amount available under the Credit Facilities, but there can be no assurance that such negotiations will be successful.

The Company currently has on file with the Commission the Shelf Registration Statement covering securities with a collective aggregate offering price of $50.0 million for use in future acquisitions of HVAC businesses. Under the Shelf Registration Statement, as proposed to be amended by the Company, the Company may issue shares of Common Stock, warrants to purchase Common Stock and debt securities in connection with acquisitions.

Management believes that the Company's existing cash balances, cash generated from operations and additional borrowings will be sufficient to fund the Company's operating needs, planned capital expenditures and debt service requirements for the next 12 months. Management continually evaluates potential strategic acquisitions as part of the Company's growth strategy. To date, such acquisitions have been predominantly funded by issuing shares of Common Stock, although future acquisitions could be effected using greater amounts of cash. Although the Company believes that its financial resources will enable it to consider potential acquisitions, should the Company's actual results of operations fall short of, or its rate of expansion significantly exceed, its plans, or should its costs or capital expenditures exceed expectations, the Company may need to seek additional financing in the future. In negotiating such financing, there can be no assurance that the Company will be able to raise additional capital on terms satisfactory to the Company. Failure to obtain additional financing on reasonable terms could have a negative effect on the Company's plans to acquire additional HVAC businesses.

This discussion contains certain forward-looking statements, including those relating to the acquisition of additional HVAC service and replacement businesses, each of which is accompanied by specific, cautionary language that could cause different results than expected by the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

No disclosure is required.

                                   PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits.

EXHIBIT
NUMBER                        DESCRIPTION OF EXHIBITS
------                        -----------------------

 3.1     --      Restated Certificate of Incorporation of the Registrant(a)
 3.2     --      Bylaws of the Registrant(a)
 4       --      Form of Common Stock Certificate(b)
10.1     --      Form of Agreement and Plan of Merger among certain of the
                 Company's subsidiaries, a wholly-owned subsidiary of the
                 Company and the Company(c)
10.2     --      Form of Combination Agreement between certain of the
                 Company's subsidiaries and the Company(c)
10.3     --      Form of Employment Agreement between the Company and
                 certain of its employees(a)
10.4     --      Form of Escrow Agreement between the Company, each of the
                 stockholders of the Company's subsidiaries and the escrow
                 agent(a)
11       --      Statement re Computation of Per Share Earnings

27       --      Financial Data Schedule (for SEC use only)
----------
(a) Incorporated by reference to the exhibits filed with the Registrant's Registration Statement on Form S-1, Registration No. 333-07037.
(b) Incorporated by reference to the exhibits filed with the Registrant's Registration Statement on Form 8-A, File No. 000-21173.
(c) Incorporated by reference to the exhibits filed with the Registrant's Registration Statement on Form S-4, File No. 333-12319.


(b)      Reports on Form 8-K.

         The Company did not file any Current Reports on Form 8-K during the quarter ended March 31, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SERVICE EXPERTS, INC.

                                        By: /s/ Anthony M. Schofield
                                            ------------------------
                                        Anthony M. Schofield
                                        Chief Financial Officer

Date: May 8, 1997