Form 10-Q
period 1997-06-30
SERVICE EXPERTS INC
filed 1997-08-14
CIK 1017609

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

   (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

   ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM _____________ TO _____________

                          COMMISSION FILE NO. 001-13037

                              SERVICE EXPERTS, INC.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                           62-1639453
 (State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                       Identification No.)


          111 WESTWOOD PLACE, SUITE 420, BRENTWOOD, TENNESSEE 37027
               (Address of principal executive offices) (zip code) Registrant's telephone number, including area code: (615) 371-9990

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes    X      No
                                    -------      -------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            CLASS                             OUTSTANDING AS OF AUGUST 12, 1997
  COMMON STOCK, $.01 PAR VALUE                           14,186,941

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                              SERVICE EXPERTS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                             DECEMBER 31,        JUNE 30,
                                                                 1996              1997
                                                             ------------       ---------
                                                                               (Unaudited)
                                                                    (In thousands)
ASSETS
Current assets:
  Cash and cash equivalents                                    $ 10,779         $  18,795
  Accounts receivable:
    Trade, net of allowance for doubtful accounts
      of $620 in 1996 and $752 in 1997                            9,351            20,815
    Related party                                                   130                38
    Employee                                                        113               268
    Other                                                           208             1,749
                                                               --------         ---------
                                                                  9,802            22,870
  Inventories                                                     4,041             7,413
  Costs and estimated earnings in excess of billings                283               723
  Prepaid expenses and other current assets                         697             1,797
  Current portion of notes receivable - related parties              14                14
  Current portion of notes receivable - other                       286               260
  Deferred income taxes                                           1,893             2,461
                                                               --------         ---------
         Total current assets                                    27,795            54,333
Property, buildings and equipment:
  Land                                                               10               105
  Buildings                                                          67             1,661
  Furniture and fixtures                                            878             2,998
  Machinery and equipment                                         1,954             2,931
  Vehicles                                                        5,473             8,563
  Leasehold improvements                                            648             1,531
                                                               --------         ---------
                                                                  9,030            17,789
  Less accumulated depreciation and amortization                 (2,628)           (4,285)
                                                               --------         ---------
                                                                  6,402            13,504
Notes receivable - related parties, net of
  current portion                                                   352               330
Notes receivable - other, net of current portion                    500               509
Investment in affiliate                                             674               573
Goodwill                                                         33,032            68,981
Other assets                                                        297               785
                                                               --------         ---------
         Total assets                                          $ 69,052         $ 139,015
                                                               ========         =========


                             See accompanying notes.

                                                             DECEMBER 31,        JUNE 30,
                                                                 1996              1997
                                                             ------------       ---------
                                                                               (Unaudited)
                                                           (In thousands, except share data)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                                $   --           $      27
  Trade accounts payable and accrued liabilities                  5,288             9,939
  Cash consideration payable                                      1,495              --
  Accrued compensation                                            1,631             4,586
  Accrued warranties                                                970             1,646
  Income taxes payable                                            1,726             1,295
  Deferred revenue                                                3,557             6,849
  Billings in excess of costs and estimated earnings                340             1,100
  Current portion of long-term debt and capital
    lease obligations                                               154               460
                                                               --------         ---------
         Total current liabilities                               15,161            25,902
Long-term debt and capital lease obligations, net
  of current portion                                                149               252
Deferred income taxes                                               390               583
Commitments and contingencies (see note 9)

Stockholders' equity:
Preferred stock, $.01 par value; 10,000,000
  shares authorized, no shares issued and
  outstanding                                                      --                --
Common stock, $.01 par value; 30,000,000
  shares authorized, 11,142,879 shares
  issued and outstanding at December 31, 1996
  and 14,165,092 shares issued and outstanding
  at June 30, 1997                                                  111               142
Additional paid-in-capital                                       48,567           101,658
Retained earnings                                                 4,689            10,478
Equity notes receivable                                             (15)             --
                                                               --------         ---------
Total stockholders' equity                                       53,352           112,278
                                                               --------         ---------
Total liabilities and stockholders' equity                     $ 69,052         $ 139,015
                                                               ========         =========


                             See accompanying notes.

                              SERVICE EXPERTS, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                                               THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                     JUNE 30,                          JUNE 30,
                                              1996             1997             1996              1997
                                             -------         --------         --------         --------
                                                   (Unaudited)                        (Unaudited)
                                                      (In thousands, except per share data)

Net revenues                                 $ 8,417         $ 52,345         $ 14,060         $ 86,235
Cost of goods sold                             5,605           33,327            9,349           54,606
                                             -------         --------         --------         --------

Gross margin                                   2,812           19,018            4,711           31,629
Selling, general and
  administrative expenses                      2,695           12,523            4,536           22,310
                                             -------         --------         --------         --------

Income from operations                           117            6,495              175            9,319
Other income (expense):
  Interest expense                               (44)             (21)             (53)            (109)
  Interest income                                 14              314               16              441
  Other income                                    17               89               34              190
                                             -------         --------         --------         --------
                                                 (13)             382               (3)             522
                                             -------         --------         --------         --------
Income before income taxes                       104            6,877              172            9,841
Provision (benefit) for income taxes:
  Current                                         61            2,568               67            4,256
  Deferred                                      (154)              67             (154)            (501)
                                             -------         --------         --------         --------
                                                 (93)           2,635              (87)           3,755
                                             -------         --------         --------         --------
Net income                                   $   197         $  4,242         $    259         $  6,086
                                             =======         ========         ========         ========
Net income per common share                  $  0.12         $   0.30         $   0.16         $   0.46
                                             =======         ========         ========         ========

Weighted average shares
  used in net income per
  common share computation                     1,653           14,204            1,653           13,237
                                             =======         ========         ========         ========


                             See accompanying notes.

                              SERVICE EXPERTS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   SIX MONTHS ENDED
                                                                        JUNE 30,
                                                                 1996             1997
                                                               --------         ---------
                                                                      (Unaudited)
                                                                     (In thousands)
NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES                 $  1,416         $   1,242
INVESTING ACTIVITIES:
Payments on notes receivable                                       --                 140
Purchase of property, buildings and equipment                      (117)           (3,611)
Purchase of investments                                             (39)                3
Cash acquired through purchase of business                         --               1,979
Payment of cash for acquired companies                             --             (26,046)
Decrease in other assets                                             38                10
                                                               --------         ---------
      Net cash provided by (used in)
         investing activities                                      (118)          (27,525)
FINANCING ACTIVITIES:
Issuance of stock, net of issuance costs                           --              35,518
Proceeds of long-term debt                                           87               836
Payments of long-term debt and capital leases                      (614)             (558)
Payments on notes payable to related parties                       --              (1,495)
                                                               --------         ---------
      Net cash provided by (used in)
         financing activities                                      (527)           34,301
                                                               --------         ---------
Increase in cash and cash equivalents                               771             8,018
Cash and cash equivalents at beginning of period                    468            10,777
                                                               --------         ---------
Cash and cash equivalents at end of period                     $  1,239         $  18,795
                                                               ========         =========
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid                                                  $     53         $     109
                                                               ========         =========
Income taxes paid                                              $     67         $   3,901
                                                               ========         =========
Acquisition of companies:
Fair value of assets acquired                                  $   --           $  60,434
Cash paid                                                          --              22,798
Common stock issued                                                --              26,046
                                                               --------         ---------
Liabilities assumed                                            $   --           $  23,999
                                                               ========         =========


                             See accompanying notes.

                              SERVICE EXPERTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            FOR THE SIX MONTHS ENDED
                            JUNE 30, 1997 (UNAUDITED)

1 - BASIS OF PRESENTATION

OVERVIEW

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

Service Experts, Inc. (the "Company") was incorporated on March 27, 1996. As a result of the adoption of Securities and Exchange Commission Staff Accounting Bulletin No. 97 ("SAB 97") on July 31, 1996, the historical financial statements of the Company for periods prior to August 21, 1996 are the combined financial statements of AC Service & Installation Co., Inc. and Donelson Air Conditioning Company, Inc. (collectively, the "Acquiring Company") and subsequent acquisitions accounted for as poolings of interests (See Note 3). On August 21, 1996 and simultaneous with the closing of its initial public offering, the Company acquired in separate transactions, 12 heating, ventilating and air conditioning ("HVAC") replacement and service businesses and Contractor Success Group, Inc. (collectively, the "Predecessor Companies") in exchange for shares of the Company's Common Stock and cash (the "Combination"). The Acquiring Company was treated as the acquiror entity in this transaction in accordance with SAB 97. The operations of the acquired companies have been included in the Company's financial statements from the date of acquisition. The above mentioned acquisitions have been accounted for using the historical cost basis of the acquired companies in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 48 ("SAB 48"). The Company operates in one industry segment and is primarily engaged in the replacement and servicing of HVAC systems for residential and commercial customers. The Company operates HVAC businesses located in cities across the United States.

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

NEWLY ISSUED ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, "Earnings per Share" ("Statement 128"), which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The pro forma primary earnings per share for the second quarter ended June 30, 1996 and June 30, 1997 would be $0.12 and $0.30 per share, respectively, and the pro forma primary earnings per share for the six months ended June 30, 1996 and June 30, 1997 would be $0.16 and $0.46, respectively. The impact of Statement 128 on the calculation of fully diluted earnings per share is not expected to be material.

In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income" ("Statement 130"). Statement 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. Statement 130 is effective for interim and annual periods beginning after December 15, 1997. Comprehensive income encompasses all changes in stockholders' equity (except those arising from transactions with owners) and includes net income, net unrealized capital gains or losses on available for sale securities and foreign currency translation adjustments. Management of the Company does not expect the adoption of Statement 130 to have a material impact on the Company's financial statements.

In June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("Statement 131"). Statement 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Statement 131 is effective for periods beginning after December 15, 1997. Management of the Company is currently reviewing the applicability of Statement 131.

3 - ACQUISITIONS

In December 1996, the Company completed mergers with Custom Air Conditioning, Inc. ("Custom") and Freschi Air Systems, Inc. ("Freschi"), through the exchange of 230,049 and 177,765 shares, respectively, of the Company's Common Stock. In May 1997, the Company completed the acquisition of all of the capital stock of
C. Iapaluccio Company, Inc. ("Iapaluccio") (collectively, with Custom and Freschi, the "Pooled Companies"), in exchange for 92,553 shares of the Company's Common Stock.

These acquisitions have been accounted for as poolings of interests and, accordingly, the consolidated financial statements for the periods presented have been restated to include the accounts of the Pooled Companies. The following is a summary of results of operations of the Pooled Companies, for the periods prior to the business combinations.

                          THREE MONTHS         SIX MONTHS            FOUR MONTHS
                              ENDED               ENDED                 ENDED
                          JUNE 30, 1996       JUNE 30, 1996        APRIL 30, 1997
                          -------------       -------------        --------------
                         (In thousands)      (In thousands)        (In thousands)
Net Revenues                   $ 8,417             $14,060              $ 9,295
                               =======             =======              =======

Net Income                     $   197             $   259              $   751
                               =======             =======              =======


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

On March 18, 1997, the Company completed a public offering of 1,850,000 shares of Common Stock at $22.00 per share which resulted in $37.7 million in net proceeds to the Company. A portion of the net proceeds was used to pay the cash portion of the consideration for acquisitions and to repay certain indebtedness arising from acquisitions. The remaining proceeds will be used to fund the Company's planned capital expenditures, future acquisitions and for general corporate purposes.

On June 6, 1997, the Company's Common Stock began trading on the New York Stock Exchange under the symbol "SVE". The Company's Common Stock was previously traded on The Nasdaq Stock Market's National Market under the symbol "SERX".

5 - ACQUISITIONS

From January 1, 1997 through June 30, 1997, the Company acquired 32 HVAC businesses. The following displays pertinent information regarding these acquisitions:

                       Service        Total        Total
                       Centers      Companies      Shares           Cash                 Total
                      Acquired      Acquired       Issued       Consideration        Consideration
                      --------     ----------      ------       -------------        -------------
                                                                    (Dollars in thousands)
First Quarter             7             14         790,000         $15,126              $28,287
Second Quarter            9             18         457,000          10,920               21,758


OTHER INFORMATION REGARDING ACQUISITIONS

All of the foregoing acquisitions were accounted for using the purchase method of accounting, except as indicated in Note 3. The allocation of the purchase price associated with the acquisitions has been determined by the Company based upon available information and is subject to further refinement. In computing the purchase price for accounting purposes, the value of shares of the Company's Common Stock is determined using the value of shares set forth in the acquisition agreement, less a discount ranging from 0% to 20% (as determined by an independent investment banking firm), due to restrictions on the sale and transferability of the shares issued. The discount to the purchase price on acquisitions completed through June 30, 1997 is $4.8 million. Asset and equity balances have been reduced accordingly, with no impact on net income. This reduction in goodwill will affect amortization expense in future periods. The operating results of the acquired companies, except for the Pooled Companies, have been included in the accompanying consolidated statements of income from the respective dates of acquisition. The following unaudited pro forma results of operations give effect to the operations of these entities, as well as entities acquired during 1996, as if the respective transactions had occurred as of the beginning of the periods presented. The pro forma results of operations have been adjusted for additional income tax provisions for state and federal taxes as certain of the acquired companies previously were taxed as subchapter S corporations. The pro forma results of operations neither purport to represent what the Company's results of operations would have been had such transactions in fact occurred at the beginning of the periods presented nor purport to project the Company's results of operations in any future period.


                         PRO FORMA RESULTS OF OPERATIONS

                                                SIX MONTHS
                                                   ENDED
                                                  JUNE 30,
                                            ----------------------
                                             1996            1997
                                            -------        -------
                                   (In thousands, except per share data)
Net revenues                                $84,175        $88,408
Net income                                    5,115          6,992
Net income per common share                 $  0.42        $  0.50

6 - NET INCOME PER COMMON SHARE

Net income per share has been computed based on the weighted average shares outstanding.

7 - INCOME TAXES

The income tax provision recorded for the six months ended June 30, 1997 differs from the expected income tax provision due to permanent differences and the provision for state income taxes. The income tax provision recorded for the six months ended June 30, 1996 differs from the expected income tax provision due to elections under subchapter S of the Internal Revenue Code by AC Service & Installation Co., Inc. and the Pooled Companies, permanent differences and the provision for state income taxes.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

During the third quarter of 1996 and simultaneous with the IPO, the Company acquired the Predecessor Companies in the Combination. Prior to the Combination, the Company had no operations. The consideration paid by the Company for the Predecessor Companies was approximately $77.5 million, consisting of 4.5 million shares of Common Stock and $18.7 million cash. No intangible assets were recorded as a result of the Combination due to the accounting treatment in accordance with SAB 48. On a pro forma basis, these companies, together with the Pooled Companies, generated revenue in 1996 of approximately $79.6 million and contributed operating income of approximately $8.8 million.

During the fourth quarter of 1996, the Company acquired 17 HVAC businesses, with 13 of these businesses being Service Centers. In connection with these acquisitions, the Company issued approximately 2.5 million shares of Common Stock and paid approximately $3.0 million cash. Two of these acquisitions were accounted for as poolings of interests, as discussed in Note 3 to the Notes to Consolidated Financial Statements, and the remainder were accounted for using the purchase method.

During the first quarter of 1997, the Company acquired 14 HVAC businesses, with 7 of these businesses being Service Centers. In connection with these acquisitions, the Company issued approximately 790,000 shares of Common Stock and paid approximately $15.1 million cash. All of these acquisitions were accounted for using the purchase method.

During the second quarter of 1997, the Company acquired 18 additional HVAC businesses, with nine being Service Centers. The consideration paid by the Company for these businesses consisted of approximately 457,000 shares of Common Stock and approximately $10.9 million cash. One of these acquisitions was accounted for as a pooling of interests, as discussed in Note 3 to the Notes to Consolidated Financial Statements, and the remainder were accounted for using the purchase method.

FINANCIAL STATEMENT PRESENTATION

The Combination was accounted for using the historical cost basis of the Predecessor Companies in accordance with SAB 48. On July 31, 1996, SAB 97 was adopted to replace SAB 48 for certain combination transactions. In accordance with the provisions of SAB 97, the presentation of financial information for the Company reflects the Acquiring Company as the acquiror of the other Predecessor Companies. The operation of the Predecessor Companies and other acquired companies (except for the Pooled Companies) have been included in the Company's financial statements from their respective effective dates of acquisition.

The Company's Service Centers historically have been managed as independent private companies and, as such, their results of operations reflect different tax structures which have influenced, among other things, their historical levels of owners' compensation.

COMPONENTS OF INCOME

Net revenue of the Company's HVAC businesses has been derived primarily from the installation, service and maintenance of central air conditioners, furnaces and heat pumps primarily in existing homes. Net revenue and associated income from operations are subject to seasonal fluctuations resulting from increased demand for the Company's services during warmer weather in the summer months and during colder weather in the winter months, particularly in the beginning of each season. Cost of goods sold primarily consists of purchased materials such as replacement air conditioning units and heat pumps and the labor associated with both installations and repair orders. The main components of selling, general and administrative expenses include administrative salaries, insurance expense and marketing and advertising expenses.

RESULTS OF OPERATIONS

Because of the significant effect of the Combination, acquisitions subsequent to the Combination and the anticipated effect of future acquisitions on the Company's results of operations, the Company's historical results of operations and period-to-period comparisons will not be indicative of future results and may not be meaningful. The Company plans to continue acquiring HVAC businesses in the future, and through June 30, 1997, has acquired 49 HVAC businesses. The integration of acquired HVAC businesses and the addition of management personnel to support existing and future acquisitions may positively or negatively affect the Company's results of operations during the period immediately following acquisitions.

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30,
1996

         Net Revenue. Net revenue increased $43.9 million, or 521.9%, from $8.4 million for the three months ended June 30, 1996 to $52.3 million for the three months ended June 30, 1997. Approximately $41.5 million of the increase is attributed to the acquisition of new HVAC businesses between August 1996 and June 1997.

         Cost of Goods Sold. Cost of goods sold increased $27.7 million, or 494.6%, from $5.6 million for the three months ended June 30, 1996 to $33.3 million for the three months ended June 30, 1997. Approximately $25.5 million of this increase is attributed to the acquisition of new HVAC businesses between August 1996 and June 1997. As a percentage of net revenue, cost of goods sold decreased 2.9% from 66.6% for the three months ended June 30, 1996 to 63.7% for the three months ended June 30, 1997. The primary factor for this decrease is a more favorable product mix with a higher percentage of residential business.

         Gross Margin. Gross margin increased $16.2 million, or 576.3%, from $2.8 million for the three months ended June 30, 1996 to $19.0 million for the three months ended June 30, 1997. As a percentage of net revenue, gross margin increased from 33.4% for the three months ended June 30, 1996 to 36.3% for the three months ended June 30, 1997. The primary factor for this increase as a percentage of net revenue is a more favorable product mix with a higher percentage of residential business.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $9.8 million, or 364.7%, from $2.7 million for the three months ended June 30, 1996 to $12.5 million for the three months ended June 30, 1997. As a percentage of net revenue, selling, general and administrative expenses decreased from 32.0% for the three months ended June 30, 1996 to 23.9% for the three months ended June 30, 1997. Management believes this decrease as a percentage of net revenue is primarily attributable to economies of scale resulting from acquisitions, as well as a reduction in former owners' compensation expense following acquisitions.

         Income from Operations. Income from operations increased from $117,000 for the three months ended June 30, 1996 to $6.5 million for the three months ended June 30, 1997, an increase of 5,451.3%. Income from operations as a percentage of net revenue increased from 1.4% for the three months ended June 30, 1996 to 12.4% for the three months ended June 30, 1997. Management believes this increase as a percentage of net revenues is primarily attributable to the factors discussed above.

         Other Income (Expense). Other income (expense) increased $395,000 from ($13,000) for the three months ended June 30, 1996 to $382,000 for the three months ended June 30, 1997. Other income (expense) as a percentage of net revenue increased from (0.2%) for the three months ended June 30, 1996 to 0.7% for the three months ended June 30, 1997. This increase is primarily a result of interest income realized on investment of proceeds from the Company's public offering in March 1997.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

         Net Revenue. Net revenue increased $72.2 million, or 513.3%, from $14.1 million for the six months ended June 30, 1996 to $86.2 million for the six months ended June 30, 1997. Approximately $70.9 million of the increase is attributable to the acquisition of new HVAC businesses between August 1996 and June 1997.

         Cost of Goods Sold. Cost of goods sold increased $45.3 million, or 484.0%, from $9.4 million for the six months ended June 30, 1996 to $54.6 million for the six months ended June 30, 1997. Approximately $43.8 million of this increase is attributed to the acquisition of new HVAC businesses between August 1996 and June 1997. As a percentage of net revenue, cost of goods sold decreased 3.2% from 66.5% for the six months ended June 30, 1996 to 63.3% for the six months ended June 30, 1997. The primary factor for this decrease is a more favorable product mix with a higher percentage of residential business.

         Gross Margin. Gross margin increased $26.9 million, or 571.5%, from $4.7 million for the six months ended June 30, 1996 to $31.6 million for the six months ended June 30, 1997. As a percentage of net revenue, gross margin increased from 33.5% for the six months ended June 30, 1996 to 36.7% for the six months ended June 30, 1997. The primary factor for this increase is a more favorable product mix with a higher percentage of residential business.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $17.8 million, or 391.8%, from $4.5 million for the six months ended June 30, 1996 to $22.3 million for the six months ended June 30, 1997. As a percentage of net revenue, selling, general and administrative expenses decreased from 32.3% for the six months ended June 30, 1996 to 25.9% for the six months ended June 30, 1997. Management believes this decrease as a percentage of net revenue is primarily attributable to economies of scale resulting from acquisitions, as well as a reduction in former owners' compensation expense following acquisitions.

         Income from Operations. Income from operations increased from $174,000 for the six months ended June 30, 1996 to $9.3 million for the six months ended June 30, 1997, an increase of 5,255.7%. Income from operations as a percent of net revenue increased from 1.2% for the six months ended June 30, 1996 to 10.8% for the six months ended June 30, 1997. Management believes this increase as a percentage of net revenue is primarily attributable to the factors discussed above.

         Other Income (Expense). Other income (expense) increased $525,000 from ($3,000) for the six months ended June 30, 1996 to $522,000 for the six months ended June 30, 1997. Other income (expense) as a percentage of net revenue increased from (0.02%) for the six months ended June 30, 1996 to 0.6% for the six months ended June 30, 1997. This increase is primarily a result of interest income realized on investment of proceeds from the Company's public offering in March 1997.

LIQUIDITY AND CAPITAL RESOURCES

On August 21, 1996, the Company completed the IPO at $13.00 per share. The proceeds to the Company, net of expenses and underwriting discounts and commissions, were approximately $28.1 million. Of the net proceeds, $18.7 million was used to pay the cash portion of the consideration for the Predecessor Companies, including $1.2 million which was used to repay certain indebtedness arising from the Combination. The Company used the remaining proceeds for working capital and capital expenditures, including the acquisition of additional HVAC businesses.

On March 18, 1997, the Company completed a public offering of 1,850,000 shares of its Common Stock at $22.00 per share. The proceeds to the Company, net of expenses and underwriters' discounts and commissions, were approximately $37.7 million. A portion of the net proceeds was used to pay the cash portion of the consideration for certain pending acquisitions and to repay certain indebtedness arising such acquisitions. The remaining proceeds are being used to fund the Company's planned capital expenditures, additional acquisitions and for general corporate purposes.

The Company's ability to acquire new HVAC businesses will depend on a number of factors, including the ability of management of the Company to identify favorable target businesses and to negotiate favorable acquisition terms, the availability of adequate financing and other factors, many of which are beyond the control of the Company. Thus far, the Company has been very active in acquiring HVAC businesses. There can be no assurance that the Company will be successful in identifying and acquiring HVAC businesses, that the Company can integrate such new HVAC businesses into the Company's operations or that the Company's new HVAC businesses will generate sales revenue or profit margins consistent with those of the Company's existing HVAC businesses.

Working capital at June 30, 1997 was $28.4 million and cash, cash equivalents and short-term investments were $18.8 million. Net cash generated from operations in the six months ended June 30, 1997 was $1.2 million.

The Company's principal capital needs arise from the acquisition of new HVAC businesses and the costs associated with such expansion. During the first six months of 1997, the Company's capital expenditures were $3.6 million. At June 30, 1997, the Company had $712,000 of outstanding notes payable. Cash used in investing activities was primarily attributable to the acquisition of HVAC businesses.

The Company has a $10 million unsecured revolving credit facility and an additional $10 million unsecured discretionary revolving credit facility with SunTrust Bank, Nashville, N.A. ("SunTrust") available through September 10, 1998 (together, the "Credit Facilities"). Borrowings under the Credit Facilities bear interest at a variable rate equal to the 30-day LIBOR, as such rate changes from time to time, plus a variable margin of from 125 to 250 basis points depending on the Company's funded debt to EBITDA ratio determined on a quarterly basis. Certain of the Company's subsidiaries have guaranteed the repayment of indebtedness under the Credit Facilities. At June 30, 1997, there were no amounts outstanding on the Credit Facilities. The Credit Facilities contain covenants with respect to the maintenance of certain financial ratios and specified net worth and limiting the incurrence of additional indebtedness, the sale of substantial assets, consolidations or mergers by the Company and the payment of dividends. The Company currently is negotiating with SunTrust to increase the amount available under the Credit Facilities, but there can be no assurance that such negotiations will be successful.

The Company currently has on file with the Securities and Exchange Commission a shelf Registration Statement on Form S-4 (Registration No. 333-12319) (the "Shelf Registration Statement") covering securities with a collective aggregate offering price of $50.0 million for use in future acquisitions of HVAC businesses. Under the Shelf Registration Statement, the Company may issue shares of Common Stock, warrants to purchase Common Stock and debt securities in connection with acquisitions.

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

                                     PART II
                                OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The annual meeting of stockholders of the Company was held on Friday, May 2, 1997. At this meeting, the following matters were voted upon by the Company's stockholders:

(a)      AMENDMENT TO THE COMPANY'S 1996 INCENTIVE STOCK PLAN

         The Company's stockholders approved the amendment to the Company's 1996 Incentive Stock Plan to (i) increase from 700,000 to 1,300,000 the number of shares of Common Stock authorized thereunder, (ii) require that no more than 250,000 shares of Common Stock be awarded to any person in a three-year period and (iii) eliminate the requirement of stockholder approval of certain administrative amendments by the following vote:

         VOTES CAST IN FAVOR         VOTES CAST AGAINST           ABSTENTIONS

              8,835,640                   1,081,477                  15,198


(b)      AMENDMENT TO THE COMPANY'S 1996 EMPLOYEE STOCK PURCHASE PLAN

         The Company's stockholders approved the amendment to the Company's 1996 Employee Stock Purchase Plan to increase from 100,000 to 200,000 the number of shares authorized thereunder by the following vote:

         VOTES CAST IN FAVOR         VOTES CAST AGAINST           ABSTENTIONS

              9,738,829                    182,518                   11,348


(c)      ADOPTION OF THE COMPANY'S 1997 NONQUALIFIED STOCK OPTION PLAN

         The Company's stockholders adopted the Company's 1997 Nonqualified Stock Option Plan by the following vote:

         VOTES CAST IN FAVOR         VOTES CAST AGAINST           ABSTENTIONS

              8,461,603                   1,464,337                  7,648


(d)      ELECTION OF CLASS I DIRECTORS

         Raymond J. De Riggi and Norman T. Rolf, Jr. were elected to serve as Class I directors of the Company. The vote was as follows:


                              VOTES CAST             VOTES CAST
NAME                           IN FAVOR          AGAINST OR WITHHELD
Raymond J. De Riggi           10,261,491               728,335
Norman T. Rolf, Jr.           10,261,491               728,335

(e)      SELECTION OF AUDITORS

         The stockholders of the Company ratified the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ended December 31, 1997, by the following vote:

         VOTES CAST IN FAVOR         VOTES CAST AGAINST           ABSTENTIONS

             10,981,898                    2,825                     5,103

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

EXHIBIT
NUMBER            DESCRIPTION OF EXHIBITS
-------           -----------------------
 3.1     --      Restated Certificate of Incorporation of the Registrant(a)

 3.2     --      Bylaws of the Registrant(a)

 4       --      Form of Common Stock Certificate(b)

10.1     --      Form of Agreement and Plan of Merger among certain of the
                 Registrant's subsidiaries, a wholly-owned subsidiary of the
                 Registrant and the Registrant(c)

10.2     --      Form of Combination Agreement between certain of the
                 Registrant's subsidiaries and the Registrant(c)

10.3     --      Form of Employment Agreement between the Registrant and certain of its employees(a)

10.4     --      Form of Escrow Agreement between the Registrant, each of the stockholders of the Registrant's subsidiaries and the escrow agent(a)

10.5     --      1997 Nonqualified Stock Purchase Plan(c)

11       --      Statement re Computation of Per Share Earnings

27       --      Financial Data Schedule (for SEC use only)

----------------

(a) Incorporated by reference to the exhibits filed with the Registrant's Registration Statement on Form S-1, Registration No. 333-07037.
(b) Incorporated by reference to the exhibits filed with the Registrant's Registration Statement on Form 8-A, File No. 001-13037.
(c) Incorporated by reference to the exhibits filed with the Registrant's Registration Statement on Form S-4, File No. 333-12319.

(b)      Reports on Form 8-K.

         The Company filed a Current Report on Form 8-K on April 9, 1997 describing the acquisition of Roland J. Down, Inc. pursuant to Item 2 of Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             SERVICE EXPERTS, INC.

                                             By: /s/ Anthony M. Schofield
                                             Anthony M. Schofield
                                             Chief Financial Officer

Date: August 14, 1997

                                  EXHIBIT INDEX

EXHIBIT
NUMBER            DESCRIPTION OF EXHIBITS
-------           -----------------------
 3.1     --      Restated Certificate of Incorporation of the Registrant(a)

 3.2     --      Bylaws of the Registrant(a)

 4       --      Form of Common Stock Certificate(b)

10.1     --      Form of Agreement and Plan of Merger among certain of the
                 Registrant's subsidiaries, a wholly-owned subsidiary of the
                 Registrant and the Registrant(c)

10.2     --      Form of Combination Agreement between certain of the
                 Registrant's subsidiaries and the Registrant(c)

10.3     --      Form of Employment Agreement between the Registrant and certain of its employees(a)

10.4     --      Form of Escrow Agreement between the Registrant, each of the stockholders of the Registrant's subsidiaries and the escrow agent(a)

10.5     --      1997 Nonqualified Stock Purchase Plan(c)

11       --      Statement re Computation of Per Share Earnings

27       --      Financial Data Schedule (for SEC use only)

----------------

(a) Incorporated by reference to the exhibits filed with the Registrant's Registration Statement on Form S-1, Registration No. 333-07037.
(b) Incorporated by reference to the exhibits filed with the Registrant's Registration Statement on Form 8-A, File No. 001-13037.
(c) Incorporated by reference to the exhibits filed with the Registrant's Registration Statement on Form S-4, File No. 333-12319.