Form 10-Q
period 1997-09-30
SERVICE EXPERTS INC
filed 1997-11-14
CIK 1017609

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

() TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                              Yes  X       No
                                 -----        -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            CLASS                            OUTSTANDING AT NOVEMBER 13, 1997
COMMON STOCK, $.01 PAR VALUE                           14,776,030

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              SERVICE EXPERTS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                  DECEMBER 31,   SEPTEMBER 30,
                                                                                      1996            1997
                                                                                    --------       ---------
                                                                                                  (UNAUDITED)
                                                                                         (IN THOUSANDS)

ASSETS
Current assets:
  Cash and cash equivalents                                                         $ 10,805       $  14,537
  Accounts receivable:
    Trade, net of allowance for doubtful accounts
      of $620 in 1996 and $1,169 in 1997                                              13,615          25,800
  Related party                                                                          130               5
  Employee                                                                               117             267
  Other                                                                                  219           1,649
                                                                                    --------       ---------
                                                                                      14,081          27,721
  Inventories                                                                          5,245           9,463
  Costs and estimated earnings in excess of billings                                     872           1,203
  Prepaid expenses and other current assets                                              724           2,449
  Investments                                                                             24              44
  Current portion of notes receivable - related parties                                   14              14
  Current portion of notes receivable - other                                            286             251
  Deferred income taxes                                                                1,918           3,548
                                                                                    --------       ---------
         Total current assets                                                         33,969          59,230
Property, buildings and equipment:
  Land                                                                                 1,198           1,277
  Buildings                                                                            1,495           2,813
  Furniture and fixtures                                                               1,776           4,689
  Machinery and equipment                                                              3,290           4,807
  Vehicles                                                                             7,115          12,156
  Leasehold improvements                                                               1,431           2,792
                                                                                    --------       ---------
                                                                                      16,305          28,534
  Less accumulated depreciation and amortization                                      (4,535)         (7,571)
                                                                                    --------       ---------
                                                                                      11,770          20,963
Notes receivable - related parties, net of
  current portion                                                                        378             343
Notes receivable - other, net of current portion                                         672             668
Investment in affiliate                                                                  674             574
Long term deferred income taxes                                                           29             434
Goodwill                                                                              33,032          83,439
Other assets                                                                             603             839
                                                                                    --------       ---------
         Total assets                                                               $ 81,127       $ 166,490
                                                                                    ========       =========


                             See accompanying notes

                                                                                  DECEMBER 31,   SEPTEMBER 30,
                                                                                      1996            1997
                                                                                    --------       ---------
                                                                                                  (UNAUDITED)
                                                                                (IN THOUSANDS EXCEPT SHARE DATA)
LIABILITIES AND STOCKHOLERS' EQUITY
Current liabilities:
  Notes payable                                                                     $  1,510       $     665
  Trade accounts payable and accrued liabilities                                       7,457          11,158
  Cash consideration payable                                                           1,495              --
  Accrued compensation                                                                 1,933           5,371
  Accrued warranties                                                                   1,037           2,106
  Income taxes payable                                                                 1,697           1,965
  Deferred revenue                                                                     3,580           7,226
  Billings in excess of costs and estimated earnings                                     450             971
  Current portion of long-term debt and capital
    lease obligations                                                                    598             439
                                                                                    --------       ---------
         Total current liabilities                                                    19,757          29,901
Long-term debt and capital lease obligations, net
  of current portion                                                                   3,995          10,725
Deferred income taxes                                                                    390           1,017
Commitments and contingencies (see note 9)

Stockholders' equity:
Preferred stock, $.01 par value; 10,000,000
  shares authorized, no shares issued and
  outstanding                                                                             --              --
Common stock, $.01 par value; 30,000,000
  shares authorized, 11,621,847 shares
  issued and outstanding at December 31, 1996
  and 14,932,084 shares issued and outstanding
  at September 30, 1997                                                                  116             149
Additional paid-in-capital                                                            50,056         106,355
Retained earnings                                                                      6,828          18,343
Equity notes receivable                                                                  (15)             --
                                                                                    --------       ---------
Total stockholders' equity                                                            56,985         124,847
                                                                                    --------       ---------
Total liabilities and stockholders' equity                                          $ 81,127       $ 166,490
                                                                                    ========       =========


                             See accompanying notes.

                              SERVICE EXPERTS, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                                          THREE MONTHS ENDED         NINE MONTHS ENDED
                                              SEPTEMBER 30,            SEPTEMBER 30,
                                           1996         1997         1996         1997
                                         --------     --------     --------     ---------
                                              (UNAUDITED)                (UNAUDITED)
                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)

Net revenues                             $ 20,539     $ 65,646     $ 46,144     $ 167,647
Cost of goods sold                         13,876       41,184       31,572       107,400
                                         --------     --------     --------     ---------
Gross margin                                6,663       24,462       14,572        60,247
Selling, general and
  administrative expenses                   4,747       17,239       12,523        42,967
                                         --------     --------     --------     ---------
Income from operations                      1,916        7,223        2,049        17,280
Other income (expense):
  Interest expense                            (32)         (33)         (95)         (160)
  Interest income                              69          162           91           608
  Other income                               (106)         191         (164)          382
                                         --------     --------     --------     ---------
                                              (69)         320         (168)          830
Income before income taxes                  1,847        7,543        1,881        18,110
Provision (benefit) for income taxes:
  Current                                     422        3,287          489         7,656
  Deferred                                    (88)        (493)        (243)       (1,061)
                                         --------     --------     --------     ---------
                                              334        2,794          246         6,595
                                         --------     --------     --------     ---------
Net income                               $  1,513     $  4,749     $  1,635     $  11,515
                                         ========     ========     ========     =========
Net income per common share              $   0.28     $   0.32     $   0.50     $    0.81
                                         ========     ========     ========     =========
Weighted average shares
  used in net income per
  common share computation                  5,455       14,932        3,252        14,152
                                         ========     ========     ========     =========


                             See accompanying notes.

                              SERVICE EXPERTS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      NINE MONTHS ENDED
                                                        SEPTEMBER 30,
                                                      1996         1997
                                                    --------     --------
                                                        (UNAUDITED)
                                                       (IN THOUSANDS)

NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES      $  4,828     $  6,017
INVESTING ACTIVITIES:
Payments on notes receivable                             751          171
Purchase of property, buildings, and equipment          (383)      (7,097)
Purchase of investments                                 (646)         (16)
Cash acquired through purchase of businesses           2,500        2,857
Payment of cash for acquired companies               (18,533)     (30,799)
Decrease in other assets                                  27          308
                                                    --------     --------
      Net cash (used in) investing activities        (16,284)     (34,576)
FINANCING ACTIVITIES:
Issuance of stock, net of issuance costs              28,174       35,518
Proceeds of long-term debt                               184       10,333
Payments of long-term debt and capital leases         (4,440)     (12,065)
Payments on notes payable to related parties              --       (1,495)
                                                    --------     --------
      Net cash provided by financing
          activities                                  23,918       32,291
Increase in cash and cash equivalents                 12,462        3,732
Cash and cash equivalents at beginning of period         785       10,805
                                                    --------     --------
Cash and cash equivalents at end of period          $ 13,247     $ 14,537
                                                    ========     ========
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid                                       $     95     $    160
                                                    ========     ========
Income taxes paid                                   $    247     $  6,945
                                                    ========     ========
Acquisition of companies:
Fair value of assets acquired                       $     --     $ 71,356
Cash paid                                                 --       30,799
Common stock issued                                       --       25,894
                                                    --------     --------
Liabilities assumed                                 $     --     $ 14,663
                                                    ========     ========


                             See accompanying notes.

                              SERVICE EXPERTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            FOR THE NINE MONTHS ENDED
                         SEPTEMBER 30, 1997 (UNAUDITED)

1 - BASIS OF PRESENTATION

Overview

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

Service Experts, Inc. (the "Company") was incorporated on March 27, 1996. As a result of the adoption of Securities and Exchange Commission Staff Accounting Bulletin No. 97 ("SAB 97") on July 31, 1996, the historical financial statements of the Company for periods prior to August 21, 1996 are the combined financial statements of AC Service & Installation Co., Inc. and Donelson Air Conditioning Company, Inc. (AC/DAC) (the "Acquiring Company") and subsequent acquisitions accounted for as poolings of interests (See Note 3). On August 21, 1996 and simultaneous with the closing of its initial public offering, the Company acquired in separate transactions, 12 heating, ventilating and air conditioning ("HVAC") replacement and service businesses and Contractor Success Group, Inc. (collectively, the "Predecessor Companies") in exchange for shares of the Company's Common Stock and cash (the "Combination"). The Acquiring Company was treated as the acquiror entity in this transaction in accordance with SAB 97. The operations of the acquired companies have been included in the Company's financial statements from the date of acquisition. The above mentioned acquisitions have been accounted for using the historical cost basis of the acquired companies in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 48 ("SAB 48"). The Company operates in one industry segment and is primarily engaged in the replacement and servicing of HVAC systems for residential and commercial customers. The Company has service centers located in cities across the United States.

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated financial statements of the Company include the accounts of the Company and its subsidiaries. All intercompany transactions have been eliminated in consolidation. Investments in affiliates less than 50% owned are generally recorded on the equity method.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Newly Issued Accounting Standards

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, "Earnings per Share" ("Statement 128"), which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The pro forma primary earnings per share for the third quarter ended September 30, 1996 and September 30, 1997 would be $0.28 and $0.32 per share, respectively; and the pro forma primary earnings per share for the nine months ended September 30, 1996 and September 30, 1997 would be $0.50 and $0.81, respectively. The impact of Statement 128 on the calculation of fully diluted earnings per share is not expected to be material.

In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income" ("Statement 130"). Statement 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. Statement 130 is effective for interim and annual periods beginning after December 15, 1997. Comprehensive income encompasses all changes in shareholders' equity (except those arising from transactions with owners) and includes net income, net unrealized capital gains or losses on available for sale securities and foreign currency translation adjustments. Management of the Company does not expect the adoption of Statement 130 to have a material impact on the Company's financial statements since there are currently no items of comprehensive income that are not reported in its Consolidated Statement of Operations.

In June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("Statement 131"). Statement 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Statement 131 is effective for periods beginning after December 15, 1997. Management of the Company is currently reviewing the impact of Statement 131.

3 - BUSINESS COMBINATIONS

Since December 1996, the Company has completed business combinations with seven HVAC replacement and service businesses that were accounted for as poolings of interests (collectively, the "Pooled Companies"). The Company purchased all of the shares of capital stock of the Pooled Companies in exchange for 979,335 shares of the Company's Common Stock. A schedule of the Pooled Companies follows.

                  Name                                            Merger Date                 # shares
                  ----                                            -----------                 --------
Custom Air Conditioning, Inc.                                          12/96                   230,049
Freschi Air Systems, Inc.                                              12/96                   177,765
C. Iapaluccio Company, Inc.                                             5/97                    92,553
Parrott Mechanical, Inc.                                                9/97                   171,230
TML, Inc.                                                               9/97                   240,526
Hawk Heating & Air Conditioning, Inc.                                   9/97                    34,426
McAlister Heat & Air, Inc.                                              9/97                    32,786


Because these business combinations have been accounted for as poolings of interests, the consolidated financial statements for the periods presented have been restated to include the accounts of the Pooled Companies. The following is a summary of results of operations of the Pooled Companies for the periods prior to the mergers.

                                                   Three Months               Nine Months               Nine Months
                                                       Ended                     Ended                     Ended
                                                   September 30,             September 30,             September 30,
                                                       1996                      1996                      1997
                                                  --------------            --------------            --------------
                                                  (In thousands)            (In thousands)            (In thousands)

Net Revenues                                          $ 15,097                  $ 32,284                   $ 23,464
                                                      ========                  ========                   ========
Net Income                                            $    264                  $    142                   $  1,937
                                                      ========                  ========                   ========

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

On March 18, 1997, the Company completed a secondary public stock offering, which involved a sale to the public of 1,850,000 shares of Common Stock at $22.00 per share which resulted in $37.7 million in net proceeds to the Company. A portion of the net proceeds was used to pay the cash portion of the consideration for acquisitions and to repay certain indebtedness arising from acquisitions. The remaining proceeds were used to fund the Company's capital expenditures, acquisitions and for general corporate purposes.

On June 6, 1997, the Company's stock began trading on the New York Stock Exchange under the symbol "SVE". The Company's stock was previously traded on the Nasdaq National Market under the symbol "SERX".

5 - ACQUISITIONS

From January 1, 1997 through September 30, 1997 the Company acquired 51 HVAC replacement and service businesses. The following displays certain information regarding these acquisitions:

                                 Service           Total           Total
                                 Centers         Companies        Shares           Cash                 Total
                                Acquired          Acquired        Issued       Consideration        Consideration
                                --------          --------        ------       -------------        -------------
                                                                                        (in thousands)

First Quarter                       7                13            790,000         $15,126              $28,287
Second Quarter                      9                18            457,000          10,788               21,625
Third Quarter                      10                20            717,000          10,252               30,254


Other Information Regarding Acquisitions

All of the foregoing acquisitions were accounted for using the purchase method of accounting, except as indicated in Note 3. The allocation of the purchase price associated with the acquisitions has been determined by the Company based upon available information and is subject to further refinement. In computing the purchase price for accounting purposes, the value of shares is determined using the value of shares set forth in the acquisition agreement, less a discount ranging from 0% to 20% (as determined by an independent investment banking firm), due to restrictions on the sale and transferability of the shares issued. The discount to the purchase price on acquisitions through September 30, 1997 is $5.7 million. Asset and equity balances have been reduced accordingly, with no impact on net income. This reduction in goodwill will impact amortization expense in future periods. The operating results of the acquisitions, except for the Pooled Companies, have been included in the accompanying consolidated statements of income from the respective dates of acquisition. The following unaudited pro forma results of operations give effect to the operations of these entities, as well as entities acquired during 1996, as if the respective transactions had occurred as of the beginning of the periods presented. The pro forma results of operations neither purport to represent what the Company's results of operations would have been had such transactions in fact occurred at the beginning of the periods presented nor purport to project the Company's results of operations in any future period.

                         PRO FORMA RESULTS OF OPERATIONS

                                                                                                     Nine Months
                                                                                                        Ended
                                                                                                    September 30,
                                                                                             -------------------------
                                                                                               1996              1997
                                                                                             --------         --------
                                                                                                   (In thousands,
                                                                                                     except per
                                                                                                     share data)

Net revenues                                                                                 $168,554         $191,596
Net income                                                                                      9,604           12,217
Net income per common share                                                                     $0.74            $0.81


6 - NET INCOME PER COMMON SHARE

Net income per share has been computed based on the weighted average shares outstanding.

7 - INCOME TAXES

The income tax provision recorded for the nine months ended September 30, 1997 differs from the expected income tax provision due to permanent differences and the provision for state income taxes. The income tax provision recorded for the nine months ended September 30, 1996 differs from the expected income tax provision due to election under Subchapter S of the Internal Revenue Code by AC Service & Installation Co., Inc. and the Pooled Companies, permanent differences, and the provision for state income taxes.

8 - FINANCING ARRANGEMENTS

The Company has renegotiated a Line of Credit agreement with a banking syndication from $20 million up to $50 million to be used for working capital purposes, acquisitions, or such other purposes as may be approved by the bank. The Line of Credit is available through September 3, 1999.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

During the third quarter of 1996 and simultaneous with the IPO, the Company acquired the Predecessor Companies in the Combination. Prior to the Combination, the Company had no operations. The consideration paid by the Company for the Predecessor Companies was approximately $77.5 million, consisting of 4.5 million shares of Common Stock and $18.7 million in cash. No intangible assets were recorded as a result of the Combination due to the accounting treatment in accordance with SAB 48. On a pro forma basis, these companies, together with the Pooled Companies, generated revenue in 1996 of approximately $103.8 million and contributed operating income of approximately $9.8 million.

During the fourth quarter of 1996, the Company acquired 17 HVAC businesses, with 13 of these businesses being Service Centers. In connection with these acquisitions, the Company issued 2.5 million shares of common stock and paid $3.0 million in cash. Two of these acquisitions were accounted for as poolings of interests, as discussed in Note 3, and the remainder were accounted for using the purchase method.

During the first quarter of 1997, the Company acquired 13 HVAC businesses, with seven of these businesses being Service Centers. In connection with these acquisitions, the

Company issued 790,000 shares of Common Stock and paid $15.1 million in cash. All of these acquisitions were accounted for using the purchase method.

During the second quarter of 1997, the Company acquired 18 additional HVAC businesses, with nine of these businesses being Service Centers. The consideration paid by the Company for these businesses consisted of 457,000 shares of Common Stock and $10.8 million in cash. One of these acquisitions was accounted for as a pooling of interests, as discussed in Note 3, and the remainder were accounted for using the purchase method.

During the third quarter of 1997, the Company acquired 20 additional HVAC businesses, with 10 of these businesses being Service Centers. In connection with these acquisitions, the Company issued 717,000 shares of Common Stock and paid $10.3 million in cash. Four of these acquisitions were accounted for as poolings of interests, as discussed in Note 3, and the remainder were accounted for using the purchase method.

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

Components of Income

Net revenue of the Service Centers has been derived primarily from the following sources: (i) the installation of central air conditioners, furnaces and heat pumps primarily in existing homes and (ii) the service and maintenance of central air conditioners, furnaces and heat pumps primarily in existing homes. Net revenue and associated income from operations are subject to seasonal fluctuations resulting from increased demand for the Company's services during warmer weather in the summer months and during colder weather in winter months, particularly in the beginning of each season. Cost of goods sold primarily consists of purchased materials such as replacement air conditioning units and heat pumps and the labor associated with both installations and repair orders. The main components of selling, general and administrative expenses include administrative salaries, insurance expense and promotion and advertising expenses.

Results of Operations

Because of the significant effect of the Combination, acquisitions subsequent to the Combination and the anticipated effect of pending acquisitions on the Company's results of operations, the Company's historical results of operations and period-to-period comparisons will not be indicative of future results and may not be meaningful. The Company plans to continue acquiring HVAC businesses in the future, and through September 30, 1997, has acquired 68 HVAC businesses. The integration of acquired HVAC businesses and the addition of management personnel to support existing and future acquisitions may positively or negatively affect the Company's results of operations during the period immediately following acquisition.

Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996

         Net Revenue. Net revenue increased $45.1 million or 219.6% from $20.5 million for the three months ended September 30, 1996 to $65.6 million for the three months ended September 30, 1997. Approximately $33.9 million of the increase is attributed to the acquisition of new Service Centers between October, 1996 and September, 1997. In addition, $10.1 million of the increase is attributed to the acquisition of Service Centers in August, 1996 and their inclusion for the full three months in 1997.

         Cost of Goods Sold. Cost of goods sold increased $27.3 million or 196.8% from $13.9 million for the three months ended September 30, 1996 to $41.2 million for the three months ended September 30, 1997. Approximately $22.4 million of this increase is attributed to the acquisition of new Service Centers between October, 1996 and September, 1997. As a percentage of net revenue, cost of goods sold decreased 4.9% from 67.5% for the three months ended September 30, 1996 to 62.7% for the three months ended September 30, 1997. The primary factor for this decrease is a more favorable product mix with a higher percentage content of residential business.

         Gross Margin. Gross margin increased $17.8 million or 267.1% from $6.7 million for the three months ended September 30, 1996 to $24.5 million for the three months ended September 30, 1997. As a percentage of net revenue, gross margin increased from 32.5% for the three months ended September 30, 1996 to 37.3% for the three months ended September 30, 1997. The primary factor for this increase in percent of revenue is a more favorable product mix with a higher percentage content of residential business.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $12.5 million or 263.2% from $4.8 million for the three months ended September 30, 1996 to $17.2 million for the three months ended September 30, 1997. As a percentage of net revenue, selling, general and administrative expenses increased from 23.1% for the three months ended September 30, 1996 to 26.3% for the three months ended September 30, 1997. Management believes this increase in percent of revenue is primarily attributed to an increase in marketing expenses.

         Income from Operations. Income from operations increased from $1.9 million for the three months ended September 30, 1996 to $7.2 million for the three months ended September 30, 1997, an increase of 277.0%. Income from operations as a percent of net revenue increased from 0.9% for the three months ended September 30, 1996 to 11.0% for the three months ended September 30, 1997.

         Other Income (Expense). Other income (expense) increased $389,000 or 563.8% from ($69,000) for the three months ended September 30, 1996 to $320,000 for the three months ended September 30, 1997. Other income (expense) as a percent of net revenue increased from (0.3%) for the three months ended September 30, 1996 to 0.5% for the three months ended September 30, 1997. This increase is primarily due to interest income realized on investment of proceeds from the Company's secondary offering in March 1997.

Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

         Net Revenue. Net revenue increased $121.5 million or 263.3% from $46.1 million for the nine months ended September 30, 1996 to $167.6 million for the nine months ended September 30, 1997. Approximately $79.5 million of the increase is attributed to the acquisition of new Service Centers between October, 1996 and September, 1997. In addition, $36.3 million of the increase is attributed to the acquisition of Service Centers in August, 1996 and their inclusion for the full nine months in 1997.

         Cost of Goods Sold. Cost of goods sold increased $75.8 million or 240.2% from $31.6 million for the nine months ended September 30, 1996 to $107.4 million for the nine months ended September 30, 1997. Approximately $51.6 million of this increase is attributed to the acquisition of new Service Centers between October, 1996 and September, 1997. As a percentage of net revenue, cost of goods sold decreased 4.3% from 68.4% for the nine months ended September 30, 1996 to 64.1% for the nine months ended September 30, 1997. The primary factor for this decrease is a more favorable product mix with a higher percentage content of residential business for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996.

         Gross Margin. Gross margin increased $45.7 million or 313.4% from $14.6 million for the nine months ended September 30, 1996 to $60.2 million for the nine months ended September 30, 1997. As a percentage of net revenue, gross margin increased from 31.6% for the nine months ended September 30, 1996 to 35.9% for the nine months ended September 30, 1997. The primary factor for this increase in percent of revenue is a more favorable product mix with a higher percentage content of residential business for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $30.4 million or 243.1% from $12.5 million for the nine months ended September 30, 1996 to $43.0 million for the nine months ended September 30, 1997. As a percentage of net revenue, selling, general and administrative expenses decreased from 27.1% for the nine months ended September 30, 1996 to 25.6% for the nine months ended September 30, 1997. Management believes this decrease in percent of revenue is primarily attributed to a leverage of administrative cost due to consolidation along with a reduction in former owners' compensation expense post acquisition.

         Income from Operations. Income from operations increased from $2.0 million for the nine months ended September 30, 1996 to $17.3 million for the nine months ended September 30, 1997, an increase of 743.3%. Income from operations as a percent of net revenue increased from 4.4% for the nine months ended September 30, 1996 to 10.3% for the nine months ended September 30, 1997.

         Other Income (Expense). Other income (expense) increased $998,000 or 594.0% from ($168,000) for the nine months ended September 30, 1996 to $830,000 for the nine months ended September 30, 1997. Other income (expense) as a percent of net revenue increased from (0.4%) for the nine months ended September 30, 1996 to 0.5% for the nine months ended September 30, 1997. This increase is primarily due to interest income realized on investment of proceeds from the Company's secondary offering in March 1997.

Liquidity and Capital Resources

The Company's principal capital needs arise from the acquisition of new HVAC businesses and the costs associated with such expansion. Cash used in investing activities was primarily attributable to the acquisition of HVAC businesses.

On August 21, 1996, the Company completed the IPO at $13.00 per share. The proceeds to the Company, net of expenses and underwriting discounts and commissions, were approximately $28.1 million. Of the net proceeds, $18.7 million was used to pay the cash portion of the consideration for the Predecessor Companies, including $1.2 million which was used to repay certain indebtedness arising from the Combination. The Company used the remaining proceeds for working capital and capital expenditures, including the acquisition of additional HVAC replacement and service businesses.

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

On March 18, 1997, the Company completed a secondary offering of 1,850,000 shares of its Common Stock at $22.00 per share. The proceeds to the Company, net of expenses and underwriters' discounts and commissions, were approximately $37.7 million. The Company used the proceeds for planned capital expenditures, acquisitions and general corporate purposes.

Working capital at September 30, 1997 was $29.3 million including cash, cash equivalents and short-term investments totaling $14.5 million. Net cash generated from operations in the nine months ended September 30, 1997 was $6.0 million.

The Company's principal capital needs arise from the acquisition of new HVAC businesses and the costs associated with such expansion. During the first nine months of 1997, the Company's capital expenditures were $7.1 million. At September 30, 1997 the Company had $665,000 of outstanding notes payable.

The Company has a $50 million unsecured revolving credit facility with a banking syndication available through September 3, 1999 (the "Credit Facility"). Borrowings under the Credit Facility bear interest at either (i) the higher of
(x) the agent's base lending rate and (y) the federal funds rate plus one-half of one percent per annum or (ii) a variable rate equal to the 30-day LIBOR, as such rate changes from time to time, plus a variable margin of from 75 to 150 basis points depending on the Company's funded debt to EBIA ratio determined on a quarterly basis, at the election of the Company. Certain of the Company's subsidiaries have guaranteed the repayment of indebtedness under the Credit Facility. At September 30, 1997, there was $10 million outstanding on the above line of credit. The Credit Facility contains covenants with respect to the maintenance of certain financial ratios and specified net worth and limiting the incurrence of additional indebtedness, the sale of substantial assets, consolidations or mergers by the Company and the payments of dividends.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No disclosure is required.

                                     PART II

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

        In connection with the acquisition of Parrott Mechanical, Inc. ("Parrott") on September 30, 1997, 171,230 shares of the Registrant's Common Stock were issued to shareholders of Parrott in a transaction intended to be exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Sections 3(a)(11) or 4(2) thereunder. In exchange for its shares of Common Stock, the Registrant received all of the shares of capital stock of Parrott and certain real property owned by the shareholders of Parrott and used in the business of Parrott.

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

(b)  Reports on Form 8-K.

         The Company filed a Current Report on Form 8-K on September 4, 1997 containing the financial statements of certain HVAC businesses acquired or to be acquired and pro forma financial statements pursuant to Item 5 of Form 8-K. The Company also filed a Current Report on Form 8-K on September 26, 1997 containing the financial statements of certain HVAC businesses acquired or to be acquired and pro forma financial statements pursuant to Item 5 of Form 8-K.

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

Date: November 13, 1997