Form 10-Q/A
period 1997-09-30
SERVICE EXPERTS INC
filed 1998-01-08
CIK 1017609

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q/A


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

                              Yes  X       No
                                 -----        -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            CLASS                            OUTSTANDING AT JANUARY 6, 1998
COMMON STOCK, $.01 PAR VALUE                            15,379,872

                                  FORM 10-Q/A


     The registrant hereby amends the following items of its Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, as set forth in the pages attached hereto:

     Part I - Financial Information

              Item 1.   Financial Statements

              Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


     Part II - Other Information

              Item 6.   Exhibits and Reports on Form 8-K

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              SERVICE EXPERTS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                  DECEMBER 31,   SEPTEMBER 30,
                                                                                      1996            1997
                                                                                    --------       ---------
                                                                                                  (UNAUDITED)
                                                                                         (IN THOUSANDS)

ASSETS
Current assets:
  Cash and cash equivalents                                                         $ 10,806       $  14,546
  Accounts receivable:
    Trade, net of allowance for doubtful accounts
      of $620 in 1996 and $1,169 in 1997                                              13,405          25,686
  Related party                                                                          130               5
  Employee                                                                               114             260
Other                                                                                    208           1,849
                                                                                    --------       ---------
                                                                                      13,857          27,800
  Inventories                                                                          5,245           9,463
  Costs and estimated earnings in excess of billings                                     525           1,326
  Prepaid expenses and other current assets                                              785           2,438
  Investments                                                                             --              14
  Current portion of notes receivable - related parties                                   14              14
  Current portion of notes receivable - other                                            294             252
  Deferred income taxes                                                                1,918           3,571
                                                                                    --------       ---------
         Total current assets                                                         33,444          59,424
Property, buildings and equipment:
  Land                                                                                 1,198           1,365
  Buildings                                                                            1,649           3,215
  Furniture and fixtures                                                               1,737           4,651
  Machinery and equipment                                                              3,290           4,819
  Vehicles                                                                             7,078          12,183
  Leasehold improvements                                                               1,277           2,717
                                                                                    --------       ---------
                                                                                      16,229          28,950
  Less accumulated depreciation and amortization                                      (4,976)         (7,381)
                                                                                    --------       ---------
                                                                                      11,253          21,569
Notes receivable - related parties, net of
  current portion                                                                        352             339
Notes receivable - other, net of current portion                                         679             655
Investment in affiliate                                                                  674             574
Long term deferred income taxes                                                                          434
Goodwill                                                                              33,038          83,440
Other assets                                                                             730             885
                                                                                    --------       ---------
         Total assets                                                               $ 80,170       $ 167,320
                                                                                    ========       =========


                            See accompanying notes.

                                                                                  DECEMBER 31,   SEPTEMBER 30,
                                                                                      1996            1997
                                                                                    --------       ---------
                                                                                                  (UNAUDITED)
                                                                                (IN THOUSANDS, EXCEPT SHARE DATA)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Line of credit and short-term debt                                                $  1,477       $     665
  Trade accounts payable and accrued liabilities                                       7,696          11,363
  Cash consideration payable                                                           1,495              --
  Accrued compensation                                                                 1,933           5,562
  Accrued warranties                                                                   1,076           2,166
  Income taxes payable                                                                 1,724           2,145
  Deferred revenue                                                                     3,685           7,274
  Billings in excess of costs and estimated earnings                                     798             990
  Current portion related party notes                                                     24              --
  Current portion of long-term debt and capital
    lease obligations                                                                    658             390
                                                                                    --------       ---------
         Total current liabilities                                                    20,566          30,555
Related party notes, net of current portion                                                9              --
Long-term debt and capital lease obligations, net
  of current portion                                                                   3,915          11,046
Deferred income taxes                                                                    361           1,018
Commitments and contingencies (see note 9)

Stockholders' equity:
Preferred stock, $.01 par value; 10,000,000
  shares authorized, no shares issued and
  outstanding                                                                             --              --
Common stock, $.01 par value; 30,000,000
  shares authorized, 11,621,847 shares
  issued and outstanding at December 31, 1996
  and 14,932,084 shares issued and outstanding
  at September 30, 1997                                                                  116             149
Additional paid-in-capital                                                            50,459         108,538
Retained earnings                                                                      4,759          16,014
Equity notes receivable                                                                  (15)             --
                                                                                    --------       ---------
Total stockholders' equity                                                            55,319         124,701
                                                                                    --------       ---------
Total liabilities and stockholders' equity                                          $ 80,170       $ 167,320
                                                                                    ========       =========


                             See accompanying notes.

                              SERVICE EXPERTS, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                                          THREE MONTHS ENDED         NINE MONTHS ENDED
                                              SEPTEMBER 30,            SEPTEMBER 30,
                                           1996         1997         1996         1997
                                         --------     --------     --------     ---------
                                              (UNAUDITED)                (UNAUDITED)
                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)

Net revenues                             $ 20,916     $ 65,470     $ 46,861     $ 167,573
Cost of goods sold                         14,394       41,206       33,145       108,278
                                         --------     --------     --------     ---------
Gross margin                                6,522       24,264       13,716        59,295
Selling, general and
  administrative expenses                   4,515       16,918       10,954        41,505
                                         --------     --------     --------     ---------
Income from operations                      2,007        7,346        2,762        17,790
Other income (expense):
  Interest expense                           (183)        (127)        (505)         (538)
  Interest income                              74          166          104           619
  Other income                                  1          181           54           393
                                         --------     --------     --------     ---------
                                             (108)         220         (347)          474
Income before income taxes                  1,899        7,566        2,415        18,264
Provision (benefit) for income taxes:
  Current                                     359        3,310          363         7,810
  Deferred                                    (88)        (493)        (243)       (1,061)
                                         --------     --------     --------     ---------
                                              271        2,817          120         6,749
                                         --------     --------     --------     ---------
Net income                               $  1,628     $  4,749     $  2,295     $  11,515
                                         ========     ========     ========     =========
Net income per common share              $   0.29     $   0.32     $   0.71     $    0.81
                                         ========     ========     ========     =========
Weighted average shares
  used in net income per
  common share computation                  5,530       14,932        3,265        14,152
                                         ========     ========     ========     =========


                             See accompanying notes.

                              SERVICE EXPERTS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      NINE MONTHS ENDED
                                                        SEPTEMBER 30,
                                                      1996         1997
                                                    --------     --------
                                                        (UNAUDITED)
                                                       (IN THOUSANDS)

NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES      $  4,068     $  5,075
INVESTING ACTIVITIES:
Payments on notes receivable                             738          178
Purchase of property, buildings, and equipment          (825)      (8,220)
Purchase of investments                                 (665)         (11)
Cash acquired through purchase of businesses           2,500        2,857
Payment of cash for acquired companies               (18,533)     (30,793)
Decrease in other assets                                 103          383
                                                    --------     --------
      Net cash (used in) investing activities        (16,682)     (35,606)
FINANCING ACTIVITIES:
Issuance of stock, net of issuance costs              28,174       37,205
Proceeds of long-term debt                               184       10,333
Payments of long-term debt and capital leases         (3,434)     (11,772)
Payments on notes payable to related parties              --       (1,495)
                                                    --------     --------
      Net cash provided by financing
          activities                                  25,850       34,271
Increase in cash and cash equivalents                 13,236        3,740
Cash and cash equivalents at beginning of period         882       10,806
                                                    --------     --------
Cash and cash equivalents at end of period          $ 14,118     $ 14,546
                                                    ========     ========
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid                                       $    505     $    538
                                                    ========     ========
Income taxes paid                                   $    363     $  7,810
                                                    ========     ========
Acquisition of companies:
Fair value of assets acquired                       $     --     $ 71,356
Cash paid                                                 --       30,793
Common stock issued                                       --       25,894
                                                    --------     --------
Liabilities assumed                                 $     --     $ 14,669
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

Newly Issued Accounting Standards

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, "Earnings per Share" ("Statement 128"), which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The pro forma primary earnings per share for the third quarter ended September 30, 1996 and September 30, 1997 would be $.30 and $0.32 per share, respectively; and the pro forma primary earnings per share for the nine months ended September 30, 1996 and September 30, 1997 would be $.71 and $0.81, respectively. The impact of Statement 128 on the calculation of fully diluted earnings per share is not expected to be material.

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

3 - BUSINESS COMBINATIONS

Since December 1996, the Company has completed business combinations with seven HVAC replacement and service businesses that were accounted for as poolings of interests (collectively, the "Pooled Companies"). The Company purchased all of the shares of capital stock of the Pooled Companies in exchange for 979,335 shares of the Company's Common Stock. Certain information respecting the Pooled Companies is set forth below:

                  Name                                            Acquisition Date          Shares Issued
                  ----                                            ----------------          -------------
Custom Air Conditioning, Inc.                                          12/96                   230,049
Freschi Air Systems, Inc.                                              12/96                   177,765
C. Iapaluccio Company, Inc.                                             5/97                    92,553
Parrott Mechanical, Inc.                                                9/97                   171,230
TML, Inc.                                                               9/97                   240,526
Hawk Heating & Air Conditioning, Inc.                                   9/97                    34,426
McAlister Heat & Air, Inc.                                              9/97                    32,786


Because these business combinations have been accounted for as poolings of interests, the consolidated financial statements for the periods presented have been restated to include the accounts of the Pooled Companies. The following is a summary of results of operations of the Pooled Companies for the periods prior to the business combinations:

                                                   Three Months               Nine Months               Nine Months
                                                       Ended                     Ended                     Ended
                                                   September 30,             September 30,             September 30,
                                                       1996                      1996                      1997
                                                  --------------            --------------            --------------
                                                  (In thousands)            (In thousands)            (In thousands)

Net Revenues                                          $ 11,225                  $ 28,536                   $ 33,893
                                                      ========                  ========                   ========
Net Income                                            $    749                  $  1,527                   $  2,720
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

5 - ACQUISITIONS

From January 1, 1997 through September 30, 1997, the Company acquired 51 HVAC replacement and service businesses. The following sets forth certain information regarding these acquisitions:

                                 Service           Total           Total
                                 Centers         Companies        Shares           Cash                 Total
                                Acquired          Acquired        Issued       Consideration        Consideration
                                --------          --------        ------       -------------        -------------
                                                                                        (In thousands)

First Quarter                       7                13            790,000         $15,126              $28,287
Second Quarter                      9                18            457,000          10,788               21,625
Third Quarter                      10                20            717,000          10,252               29,652


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

                         PRO FORMA RESULTS OF OPERATIONS

                                                                                                     Nine Months
                                                                                                        Ended
                                                                                                    September 30,
                                                                                             -------------------------
                                                                                               1996              1997
                                                                                             --------         --------
                                                                                                   (In thousands,
                                                                                                     except per
                                                                                                     share data)

Net revenues                                                                                 $169,271         $191,522
Net income                                                                                     10,264           12,217
Net income per common share                                                                     $0.79            $0.81


6 - NET INCOME PER COMMON SHARE

Net income per share has been computed based on the weighted average shares outstanding.

7 - INCOME TAXES

The income tax provision recorded for the nine months ended September 30, 1996 and 1997 differs from the expected income tax provision due to permanent differences and the provision for state income taxes. The income tax provision recorded for the nine months ended September 30, 1996 and 1997, differs from the expected income tax provision due to election under Subchapter S of the Internal Revenue Code by AC Service & Installation Co., Inc. and the Pooled Companies, permanent differences, and the provision for state income taxes.

8 - FINANCING ARRANGEMENTS

The Company has renegotiated a Line of Credit agreement with a bank syndicate from $20 million up to $50 million to be used for working capital purposes, acquisitions, or such other purposes as may be approved by the bank syndicate. The Line of Credit is available through September 3, 1999.

9 - COMMITMENTS AND CONTINGENCIES

The Company currently, and from time to time, is expected to be subject to claims and suits arising in the ordinary course of business. Management continually evaluates contingencies based on the best available evidence and believes that adequate provision for losses has been provided to the extent necessary.

10 - RESTATEMENT AND RECLASSIFICATIONS

Subsequent to the issuance of the Company's financial statements for the quarter ended September 30, 1997, audits were completed for two of the Pooled Companies acquired on September 30, 1997. As a result of the audits, certain adjustments were made to the historical financial statements of the Pooled Companies for the 12 month period ended December 31, 1996. The balance sheets of the Company as of December 31, 1996 and September 30, 1997 have been restated to reflect these adjustments. As a result of the audits, certain reclassification adjustments were identified and made to the Pooled Companies' income statements for 1996 and 1997 and to the 1997 balance sheet. Accordingly, the Company's statements of income for the three and nine month periods ended September 30, 1996 and 1997 have been restated. The effect of the restatement for the three and nine months ended September 30, 1996 was to increase net income by $115,000 and $660,000, respectively and increase net income per common share by $0.01 and $0.20, respectively. There was no income effect in 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

During the third quarter of 1996 and simultaneous with the IPO, the Company acquired the Predecessor Companies in the Combination. Prior to the Combination, the Company had no operations. The consideration paid by the Company for the Predecessor Companies was approximately $77.5 million, consisting of 4.5 million shares of Common Stock and $18.7 million in cash. No intangible assets were recorded as a result of the Combination due to the accounting treatment in accordance with SAB 48. On a pro forma basis, these companies, together with the Pooled Companies, generated revenue in 1996 of approximately $105.0 million and contributed operating income of approximately $7.3 million.

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

The Company's Service Centers historically have been managed as independent, private companies and, as such, their results of operations reflect different tax structures which have influenced, among other things, their historical levels of owner's compensation.

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

Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996

         Net Revenue. Net revenue increased $44.6 million or 213.0% from $20.9 million for the three months ended September 30, 1996 to $65.5 million for the three months ended September 30, 1997. Approximately $33.9 million of the increase is attributed to the acquisition of new Service Centers between October, 1996 and September, 1997. In addition, $10.1 million of the increase is attributed to the acquisition of Service Centers in August, 1996 and their inclusion for the full three months in 1997.

         Cost of Goods Sold. Cost of goods sold increased $26.8 million or 186.3% from $14.4 million for the three months ended September 30, 1996 to $41.2 million for the three months ended September 30, 1997. Approximately $22.4 million of this increase is attributed to the acquisition of new Service Centers between October, 1996 and September, 1997. As a percentage of net revenue, cost of goods sold decreased 5.9% from 68.8% for the three months ended September 30, 1996 to 62.9% for the three months ended September 30, 1997. The primary factor for this decrease is a more favorable product mix with a higher percentage content of residential business.

         Gross Margin. Gross margin increased $17.7 million or 272.0% from $6.5 million for the three months ended September 30, 1996 to $24.3 million for the three months ended September 30, 1997. As a percentage of net revenue, gross margin increased from 31.2% for the three months ended September 30, 1996 to 37.1% for the three months ended September 30, 1997. The primary factor for this increase in percent of revenue is a more favorable product mix with a higher percentage content of residential business.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $12.4 million or 274.7% from $4.5 million for the three months ended September 30, 1996 to $16.9 million for the three months ended September 30, 1997. As a percentage of net revenue, selling, general and administrative expenses increased from 21.6% for the three months ended September 30, 1996 to 25.8% for the three months ended September 30, 1997. Management believes this increase in percentage of net revenue is primarily attributed to an increase in marketing expenses.

         Income from Operations. Income from operations increased from $2.0 million for the three months ended September 30, 1996 to $7.3 million for the three months ended September 30, 1997, an increase of 266.0%. Income from operations as a percentage of net revenue increased from 9.6% for the three months ended September 30, 1996 to 11.2% for the three months ended September 30, 1997.

         Other Income (Expense). Other income (expense) increased $328,000 or 304.6% from ($108,000) for the three months ended September 30, 1996 to $220,000 for the three months ended September 30, 1997. Other income (expense) as a percentage of net revenue increased from (0.5%) for the three months ended September 30, 1996 to 0.3% for the three months ended September 30, 1997. This increase is primarily due to interest income realized on investments of proceeds from the Company's secondary offering in March 1997.

Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

         Net Revenue. Net revenue increased $120.7 million or 257.6% from $46.8 million for the nine months ended September 30, 1996 to $167.6 million for the nine months ended September 30, 1997. Approximately $79.5 million of the increase is attributed to the acquisition of new Service Centers between October, 1996 and September, 1997. In addition, $36.3 million of the increase is attributed to the acquisition of Service Centers in August, 1996 and their inclusion for the full nine months in 1997.

         Cost of Goods Sold. Cost of goods sold increased $75.1 million or 226.7% from $33.1 million for the nine months ended September 30, 1996 to $108.3 million for the nine months ended September 30, 1997. Approximately $51.6 million of this increase is attributed to the acquisition of new Service Centers between October, 1996 and September, 1997. As a percentage of net revenue, cost of goods sold decreased 6.1% from 70.7% for the nine months ended September 30, 1996 to 64.6% for the nine months ended September 30, 1997. The primary factor for this decrease is a more favorable product mix with a higher percentage content of residential business for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996.

         Gross Margin. Gross margin increased $45.6 million or 332.3% from $13.7 million for the nine months ended September 30, 1996 to $59.3 million for the nine months ended September 30, 1997. As a percentage of net revenue, gross margin increased from 29.3% for the nine months ended September 30, 1996 to 35.4% for the nine months ended September 30, 1997. The primary factor for this increase in percentage of revenue is a more favorable product mix with a higher percentage content of residential business for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $30.5 million or 278.9% from $11.0 million for the nine months ended September 30, 1996 to $41.5 million for the nine months ended September 30, 1997. As a percentage of net revenue, selling, general and administrative expenses increased from 23.4% for the nine months ended September 30, 1996 to 24.8% for the nine months ended September 30, 1997. Management believes this increase in percentage of revenue is primarily attributed to an increase in marketing expenses.

         Income from Operations. Income from operations increased from $2.8 million for the nine months ended September 30, 1996 to $17.8 million for the nine months ended September 30, 1997, an increase of 544.1%. Income from operations as a percentage of net revenue increased from 5.9% for the nine months ended September 30, 1996 to 10.6% for the nine months ended September 30, 1997.

         Other Income (Expense). Other income (expense) increased $821,000 from ($347,000) for the nine months ended September 30, 1996 to $474,000 for the nine months ended September 30, 1997. Other income (expense) as a percent of net revenue increased from (0.7%) for the nine months ended September 30, 1996 to 0.3% for the nine months ended September 30, 1997. This increase is primarily due to interest income realized on investment of proceeds from the Company's secondary offering in March 1997.

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

Working capital at September 30, 1997 was $29.0 million including cash, cash equivalents and short-term investments totaling $14.5 million. Net cash generated from operations in the nine months ended September 30, 1997 was $5.1 million.

The Company's principal capital needs arise from the acquisition of new HVAC businesses and the costs associated with such expansion. During the first nine months of 1997, the Company's capital expenditures were $8.2 million. At September 30, 1997, the Company had $665,000 of outstanding notes payable.

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

The Company currently has on file with the Securities and Exchange Commission a shelf Registration Statement on Form S-4 (Registration No. 333-12319) (the "Shelf Registration Statement") covering securities with a collective aggregate offering price of $50.0 million for use in the acquisition of HVAC businesses. Under the Shelf Registration Statement, the Company may issue shares of Common Stock, warrants to purchase Common Stock and debt securities in connection with acquisitions.

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

                                                 SERVICE EXPERTS, INC.

                                                 By: /s/ Anthony M. Schofield
                                                    -------------------------
                                                 Anthony M. Schofield
                                                 Chief Financial Officer

Date: January 8, 1998