Form 10-K
period 1997-12-31
SERVICE EXPERTS INC
filed 1998-03-13
CIK 1017609

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K
                                      FOR
                         ANNUAL AND TRANSITION REPORTS
                                  PURSUANT TO
                            SECTIONS 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                               OR

      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                       COMMISSION FILE NUMBER: 001-13037

                             SERVICE EXPERTS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

          DELAWARE                         62-1639458
(State or Other Jurisdiction            (I.R.S. Employer
     of Incorporation or              Identification No.)
        Organization)

111 WESTWOOD PLACE, SUITE 420                37027
    BRENTWOOD, TENNESSEE                   (ZIP CODE)
    (ADDRESS OF PRINCIPAL
     EXECUTIVE OFFICES)

       Registrant's Telephone Number, Including Area Code: (615) 371-9990

          Securities registered pursuant to Section 12(b) of the Act:

   COMMON STOCK, $.01 PAR VALUE PER SHARE                    NEW YORK STOCK EXCHANGE
           (Title of Each Class)                   (Name of Each Exchange on Which Registered)

          Securities registered pursuant to Section 12(g) of the Act:
                                      NONE
                                (Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the shares of Common Stock (based upon the closing sale price of these shares as reported on the New York Stock Exchange on March 12, 1998) of the registrant held by non-affiliates on March 12, 1998, was approximately $382,194,329.

     As of March 12, 1998, 15,827,993 shares of the registrant's Common Stock were outstanding.
================================================================================

                      DOCUMENTS INCORPORATED BY REFERENCE

     Documents incorporated by reference and the part of Form 10-K into which the document is incorporated:

Portions of the Company's Proxy Statement relating to its
  Annual Meeting of Stockholders to be held on May 1,
  1998......................................................  Part III

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Service Experts, Inc. (the "Company") is one of the leading providers of residential heating, ventilating and air conditioning ("HVAC") services and replacement equipment in the United States, and management believes that the Company will continue to be a leading consolidator of the fragmented HVAC service and replacement industry. The Company currently operates 63 HVAC service and replacement businesses ("Service Centers") in 28 states and owns Contractor Success Group, Inc., a company that provides HVAC businesses proprietary products, as well as marketing, management, educational and advisory services ("CSG"). The Service Centers install, service and maintain central air conditioners, furnaces and heat pumps, primarily in existing homes. Management estimates that approximately 80% of the Company's pro forma net revenue in 1997, giving effect to all completed and pending acquisitions, was related to replacing, maintaining and servicing HVAC equipment at existing residences, and to the sale of ancillary products such as indoor air quality ("IAQ") devices and services.(1) The Company focuses on the service and replacement segment of the HVAC industry rather than the new construction segment because management believes that the service and replacement segment offers higher margins and exposes the Company to less credit risk. The service and replacement segment offers more attractive pricing because of customers' demands for immediate, convenient and reliable service.

     Management intends to develop a national presence through acquisitions and a national reputation for superior, high quality service which will enable the Company to appeal to a large number of customers. The Company has implemented an aggressive acquisition strategy, acquiring 71 HVAC businesses (the "1997 Acquired Companies") during 1997 with aggregate annualized residential HVAC service and replacement revenue for the year ended December 31, 1997 of approximately $162.0 million. Subsequent to December 31, 1997, the Company has acquired ten HVAC businesses with aggregate annualized HVAC service and replacement revenue of approximately $22.8 million (the "1998 Acquired Companies"). The Company currently has agreements in principle to acquire during the first six months of 1998 four additional HVAC businesses (the "Pending Acquisitions") with aggregate revenue in 1997 of approximately $7.8 million. The Company's 1997 pro forma net revenue, giving effect to the acquisition of the 1997 Acquired Companies, the 1998 Acquired Companies and the companies included in the Pending Acquisitions, was approximately $321.3 million.

HVAC SERVICE AND REPLACEMENT INDUSTRY

     The HVAC industry consists of the installation, replacement, maintenance, service and repair of HVAC systems at existing residences and commercial businesses and the installation of HVAC systems at newly constructed homes and businesses. The Company primarily provides installation and replacement services to existing homes and small to medium-sized businesses.

     According to Air Conditioning, Heating and Refrigeration News, there are approximately 43 million central air conditioners, 54 million furnaces and nine million heat pumps in operation in homes in the United States. Management estimates, based on industry information, that the market for the service and replace-

---------------

(1) All references herein to the Company's 1997 pro forma results assume the completion as of January 1, 1997 of the acquisitions being discussed.

ment of HVAC systems in existing homes is approximately $24 billion annually. The installation and replacement segment of the industry has increased in size as a result of the aging of the installed base of residential systems, the introduction of new, energy efficient systems and the upgrading of existing homes to central air conditioning. According to the Air Conditioning and Refrigeration Institute, over 61 million central air conditioners have been installed in the United States since 1975. Many of the units installed from the mid-1970s to the mid-1980s are reaching the end of their useful lives, thus providing a growing replacement market. In addition, in recent years, increased governmental regulation restricting the use of ozone depleting refrigerants in HVAC systems has contributed to the growing replacement market. See "Regulation."

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

ACQUISITIONS

     The Company's goal is to become the leading provider of residential HVAC services and replacement equipment in the United States through the acquisition of HVAC businesses in new markets, the integration of HVAC businesses in existing markets and the continued revenue and profit growth of its Service Centers.

  Strategy

     The Company has implemented an aggressive acquisition program utilizing a "hub and spoke" strategy for expansion into new geographic areas and further penetration into existing markets. The U.S. residential HVAC service industry is currently highly fragmented. Management believes that many HVAC businesses, which lack the capital necessary to expand operations and the ability to exit their business profitably, will desire to affiliate with the Company because the Company will provide (i) business and marketing systems that enable a company to operate more profitably, (ii) the opportunity to increase the operator's focus on customer service rather than administration, (iii) the potential for national name recognition and (iv) the opportunity for the owner to gain liquidity while, in some cases, continuing to manage the operations of the business. By expanding geographically, management hopes that the Company will be able to offset to some extent seasonal and economic trends that affect different regions of the country periodically.

     Expanding Geographic Presence through Hub Acquisitions. The Company plans to continue to make "hub" acquisitions of existing HVAC businesses in new markets that are not being served by the Company. Management targets for acquisition HVAC businesses that operate successfully in the Company's targeted markets. Typically, these businesses have annual net revenue ranging from $1.0 million to $10.0 million. In evaluating such acquisitions, the Company considers candidates that are in attractive markets, financially stable, experienced in the industry and characterized by strong management.

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

  Recent and Pending Acquisitions

     During 1997, the Company acquired 71 HVAC businesses. The consideration paid by the Company for the 1997 Acquired Companies was approximately $102.2 million, consisting of approximately 2.5 million shares of Common Stock, $43.1 million in cash and warrants to purchase 200,000 shares of Common Stock. Five of the transactions (collectively, the "1997 Pooled Companies"), were accounted for using the pooling of interests method of accounting, and the remainder were accounted for using the purchase method. The 1997 Pooled Companies together with Custom Air Conditioning, Inc. and Freschi Air Systems, Inc., two companies acquired in 1996 and accounted for using the pooling of interests method, are sometimes referred to collectively as the "Pooled Companies." One-time expenses associated with the 1997 Pooled Companies were $263,000. Of the consideration paid for the 1997 Acquired Companies, $73.9 million was allocated to intangible assets which are to be amortized over a 40-year period. On a pro forma basis, these companies, excluding the Pooled Companies, contributed revenue in 1997 of approximately $121.6 million and contributed operating income of approximately $8.6 million.

     The Company currently has agreements in principle to acquire four HVAC businesses. The Pending Acquisitions are expected to close during the first six months of 1998. The consideration to be paid by the Company for these businesses is approximately $6.1 million, consisting of approximately 224,000 shares of Common Stock and approximately $200,000 cash. All of these transactions are expected to be accounted for using the purchase method. Approximately $4.9 million of the consideration to be paid is expected to be allocated to intangible assets which are to be amortized over a 40-year period. On a pro forma basis, these companies generated revenue in 1997 of approximately $7.8 million. The acquisitions are subject to customary conditions, and there can be no assurance that the Company will be able to consummate all of the acquisitions or to successfully integrate the businesses of the acquired companies.

     The Company's acquisitions during 1997 expanded the geographic coverage of the Company by providing entry to the Connecticut, Idaho, Illinois, Iowa, Kentucky, Maryland, Massachusetts, Nebraska, North Carolina, Ohio, Utah and West Virginia markets and increasing the Company's market presence in Arkansas, California, Florida, Georgia, Indiana, Louisiana, New York, Oklahoma, Tennessee and Texas. The Company now operates 63 Service Centers in 28 states.

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

     Providing Superior, High Quality Service in a Professional Manner. The Service Centers seek to provide high quality service at a competitive price and in a friendly, professional manner. In order to provide such service, service technicians, maintenance technicians and installers employed by the Company complete comprehensive training programs designed to teach employees the Company's operating procedures. These procedures are described in CSG's training manuals which provide detailed instructions in areas such as residential replacement sales, residential installation, preventive maintenance agreements, service and routine maintenance. The Company has standardized policies and operating procedures intended to result in a uniform level of professional, high quality service, including installation and maintenance procedures, random drug-testing of employees, the technician's appearance and the use of "Carpet Saver" shoe coverings when inside a customer's home. Substantially all of the Service Centers utilize a flat rate billing system that advises the customer of the cost of service before work begins and charges the quoted price regardless of the actual time necessary to repair the system. The Service Centers are generally open for business from 8:00 a.m. to 8:00 p.m. on weekdays, and most are open on Saturday from 8:00 a.m. to 4:00 p.m. Management believes that by providing evening and Saturday service, in addition to 24 hour emergency service, the Service Centers are able to better accommodate customers than most of their competitors.

     Increasing Revenue at Service Centers. The Company actively promotes its maintenance agreements to both new and existing customers. See "Service
Centers -- Maintenance and Service Agreements." The sale of maintenance agreements not only generates recurring revenue through the payment of fees, but also helps the Company develop a committed, loyal customer base and provides the opportunity for cross-marketing of the Company's other services and products. The Company offers a wide assortment of financing packages designed to enable customers to purchase equipment and services from the Company in the most convenient and cost-effective manner possible. Certain Service Centers also offer their customers a Professional Courtesy credit card solely for use in purchasing equipment and services from the Company. This financing, including the Professional Courtesy credit card, is offered through a number of third party lenders. Pursuant to its arrangements with such financing companies, the Company receives an origination fee based on the amount financed, but does not bear any credit risk from such financing.

     The Service Centers utilize a variety of local print advertising and targeted marketing promotions designed by CSG, including maintenance technician referrals, service technician referrals, yellow page advertising and direct mail campaigns followed up by telemarketing. During the off-peak spring and fall months, the Service Centers aggressively market products and services which generate revenue during such months and help to offset increased demand historically experienced in the summer and winter months. In 1997, advertising and marketing expenditures (net of marketing expenditures by manufacturers) were 3.4% as a percentage of the Company's net revenue.

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

     Achieving Operating Efficiencies. Manufacturers of HVAC equipment have historically offered more favorable prices and rebates to high volume purchasers. Since the Company's initial public offering (the "IPO"), the Company has achieved increased operating efficiencies by consolidating certain functions at the corporate level, including the purchase of insurance, the provision of legal support and the utilization of corporate trainers in the areas of marketing and IAQ. The Company intends to review the desirability of consolidating other functions at the corporate level, including the purchasing and leasing of service vehicles and national marketing. A portion of any operating efficiencies will be offset by increased general and administrative expenses at the Company's corporate headquarters.

     Since the IPO, the Company has implemented a uniform system of budgets, forecasts, reports and financial controls, including an electronic mail system, for its Service Centers. In addition, each of the Service Centers generates and provides to the Company a daily management report of revenue and expense information and certain billing and collection data.

     Attracting and Retaining Quality Employees. Management believes the Service Centers attract and retain quality employees by providing (i) an environment that emphasizes professionalism and customer satisfaction, (ii) extensive training that allows employees to advance to higher-earning positions and (iii) stability of income because the Service Centers do not experience the cyclical lay-offs typically found in the HVAC industry. The Company has established a bonus program for each Service Center pursuant to which managers may earn bonuses based on the performance of the Service Center and the Company relative to established goals set by the Service Center's general manager and the Company. The Service Centers generally are operated by managers who are trained in the CSG operating methods and procedures and who management believes are better educated than a typical HVAC service business operator.

     Potential employees of most Service Centers must pass extensive interviews and background checks, where permitted, as well as technical tests prior to being hired. Service technicians, maintenance technicians and installers employed by the Company are required to complete training programs designed to teach employees the Company's operating procedures. These training programs are conducted both at the Service Centers and at CSG sponsored seminars. Since the IPO, the Company has implemented training programs relating to marketing and IAQ products that are conducted at Service Centers by the Company's corporate trainers. Management believes that these policies have resulted in a low rate of employee turnover. See "Contractor Success Group."

CONTRACTOR SUCCESS GROUP

     CSG, a wholly-owned subsidiary of the Company, was formed in 1991 to offer HVAC companies proprietary products and marketing, management, educational and advisory services not available from industry trade associations. Currently, there are approximately 265 members of CSG serving distinct market areas in the United States and Canada defined primarily by zip codes. CSG offers its members a competitive edge over other contractors in the market by providing useful management and technical skills, training programs and proprietary products. In exchange, CSG members pay an initial fee upon joining CSG and a quarterly fee thereafter. In 1997, CSG collected fees totaling approximately $2.5 million. CSG members are granted exclusive rights to the territory in which they operate. Although the Company has acquired 54 CSG members since its formation, other HVAC companies have joined CSG. The Company intends to continue to build and expand the membership of CSG.

     CSG licenses to its members copyrighted training manuals that cover in specific detail the aspects of owning and operating an HVAC service and replacement company, including residential replacement sales, residential maintenance, service contracts, residential installation, business planning and service dispatch. In addition, CSG members receive materials containing, and attend conferences discussing, methods and procedures for the operation of an efficient, profitable company, including (i) daily report forms designed to provide accurate and timely sales and cost information essential to determining the performance of an HVAC business, (ii) "Scorecard," a monthly report distributed to CSG members comparing top producers among members, (iii) contracts and forms, including non-competition agreements for employees, sales and service contracts, (iv) marketing promotions that are tested and proven with specific instructions on how to tailor advertising for the member's market and
(v) quarterly projects introducing to CSG members new products and services designed to increase productivity.

  Seminars and Services

     Potential CSG subscribers are invited to attend an informational seminar where they are introduced to the CSG concept and are invited to join the organization. Upon paying the initial fee, CSG subscribers attend "Boot Camp" which is an intensive four-day workshop conducted by CSG three times each year. At Boot Camp, HVAC contractors are educated on all aspects of operating an HVAC service and replacement business. Attendees receive presentations and materials that explain in specific detail the methods and procedures successfully utilized by CSG members. Topics covered include administration, sales, service, advertising, direct marketing, maintenance, service contracts, acquisitions and accounting. CSG members may also attend "Success Convention," which is a quarterly two-day convention of CSG members designed to allow the members to compare ideas and projects and at which quarterly projects are presented, and "Sales Extravaganza," which is an annual convention designed to encourage and motivate a member's salespeople, selling technicians and telemarketers.

  Future University

     In connection with the acquisition of its Service Centers, the Company has acquired approximately 39% of the issued and outstanding common stock of Future University, Inc. ("Future University(R)"). The remaining shares of Future University's Common Stock are held by a number of CSG members and their shareholders. Future University is a corporation formed in 1991 that offers to CSG members, for an additional enrollment fee, technical and operational educational programs designed to improve the profitability of the CSG member's business. The technical programs offer installers and technicians a combination of classroom and on-the job-training during one and two week sessions. Technicians receive skills training that will enable them to effectively analyze customer problems and offer efficient solutions. In the maintenance training classes, for example, technicians are trained to maximize the operating efficiency of HVAC systems, assure safe operation of systems and reduce the chances of future breakdowns. In the sales training classes, technicians are trained to deal with customer expectations, use and promote various products and services, develop leads, explain financing programs and improve on various customer relations skills. In sending technicians to the Future University program, CSG members are able to develop a high level of commitment in their employees. The technical programs are held in Little Rock, Arkansas under an exclusive licensing arrangement with Hardwick Air Masters, Inc., one of the Company's Service Centers. Pursuant to the current licensing arrangement, Hardwick Air Masters, Inc. receives 70% of the revenue from the technical programs and Future University receives 30% of such revenue. The operational programs offer general managers and salespeople a variety of classes covering residential sales training, replacement sales, marketing and promotions, telemarketing and general operations. These programs are held in Houston, Texas.

SERVICE CENTERS

  General

     Management estimates that during 1997 the Service Centers' service and maintenance technicians responded to over 600,000 maintenance, repair and service calls. The services offered by each Service Center include (i) the sale of replacement central air conditioners, furnaces and heat pumps, (ii) the maintenance and repair of HVAC units, (iii) diagnostic analysis of the condition of existing units and (iv) the sale of ancillary products such as IAQ devices and monitors. Most of the Service Centers employ an in-house sales force that sells replacement units, installation technicians who install replacement equipment in existing homes, service technicians who service and maintain the equipment, and an administrative staff to perform dispatching, purchasing and other administrative functions. In addition, some of the Service Centers offer plumbing services. Management believes that in 1997 the installation and servicing of plumbing systems represented less than 1% of the Company's pro forma net revenue. The Company anticipates that these Service Centers will continue to offer, and that Service Centers acquired in the future may offer, plumbing services, but currently does not intend to expand this business.

     Most of the Service Centers' technicians are trained to promote the Company's preventive maintenance agreements and to cross-market IAQ equipment and other ancillary services and products offered by the Company. Service technicians are trained to perform service and maintenance in a professional manner, to identify problems with existing HVAC systems and to offer customers the most practical, cost-effective solution to their problem, whether that involves repairing the existing system or suggesting a replacement system or part. Often this involves providing customers with information on products to upgrade their system and improve efficiency as well as informing them about the advantages and disadvantages of a particular product or service. Maintenance technicians perform routine maintenance examinations of HVAC systems in an effort to keep the systems in working order and to identify potential problems before they become too costly to correct.

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

Management believes the replacement market for HVAC units offers the potential for high growth and profitability in the future given the potential number of HVAC systems that will need replacement in the coming years and the Company's ability to effectively service that need. The market for replacement units is highly fragmented, with no single manufacturer dominating the market. In order to service the replacement market, the Company maintains relationships with several national, regional and local manufacturers of replacement units in order to offer a wide variety of products to its customers. The Company has recently implemented a preferred vendor program (the "Preferred Vendor Program") pursuant to which the Company has established strategic relationships with selected vendors. The Company encourages its Service Centers to use these preferred vendors which offer discounts and rebates to the Service Centers.

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

  Maintenance and Service Agreements

     The Company currently has approximately 115,000 maintenance agreements with customers. These agreements are for a term of one to three years and generally provide for two diagnostic and precision maintenance visits during the year at an average cost to the customer of approximately $135 per year. The sale of maintenance agreements not only generates recurring revenue through the payment of fees, but also helps the Company develop a committed, loyal customer base and provides the opportunity for cross-marketing of the Company's other services and products. Management believes that customers with maintenance agreements are among the Company's most satisfied customers because of the many benefits offered by these agreements, including (i) energy savings resulting from a more efficient HVAC system, (ii) fewer and less costly emergency repairs, (iii) longer useful life for the HVAC system, (iv) discounted rates for service and
(v) guaranteed same-day service in the event of an emergency repair. Maintenance agreements also allow the Company to more fully utilize its technicians during the historically slower spring and fall months by scheduling maintenance appointments during such time. Because systems under maintenance agreements are less likely to require emergency repairs, the Service Centers are able to provide more prompt service to emergency and new service calls.

     The Company's service agreements are generally for a term of one year and provide for the repair of any problem with the customer's system at no additional cost to the customer. Pursuant to the terms of the service agreements, if the cost of repair exceeds the value of the customer's HVAC system, the Company is not required to repair the system and the customer receives a discount if he purchases a replacement unit from the Company. In some states, warranties provided for in the Company's service agreements may be deemed insurance contracts by applicable state insurance regulatory agencies thereby subjecting the Company and the service agreements to the insurance laws and regulations of any such state. In such states, the Company insures its service agreements through licensed insurers. Management believes that the Company has made adequate provision for potential claims under these agreements. See "Regulation."

  Commercial Service and Replacement

     Some of the Service Centers offer HVAC services to small and medium-sized businesses. In 1997, non-residential revenue generated from the provision of services and sale of products, including those related to commercial, electrical and plumbing services and products, represented approximately 20% of the Company's pro forma net revenue. The Service Centers target restaurants, small office buildings, warehouses and theaters as potential prospects for their commercial services. The Company's commercial sales representatives receive extensive training designed to enable the representatives to promote the Company's services and products effectively. The services offered to commercial customers are generally the same as services offered to residential customers, including the analysis, maintenance and repair of existing HVAC systems, the sale of replacement systems and the sale of ancillary products, including IAQ devices and services. While management does not plan to develop further its commercial HVAC business beyond existing operations given the potential for growth in the residential service and replacement market, the Company intends to continue to provide, and may acquire Service Centers that provide, commercial HVAC services.

SERVICES AND OPERATIONS

     The Company provides management, financial and accounting services for all of the Service Centers' operations, as well as insurance and certain marketing and legal support. Management provides certain financial control support, including budgets, forecasts and reports, while allowing each general manager of a Service Center to manage its day-to-day operations. Since the IPO, the Company has added various corporate management and staff personnel to provide support services for its Service Centers and to facilitate its acquisition of additional HVAC businesses.

     The Company provides the following services:

     Purchasing

          Each Service Center generally purchases the HVAC units, parts and supplies it uses from distributors. The Company's Preferred Vendor Program allows the Service Centers to purchase these items at a lower cost through discounts and rebates available from the vendors participating in the program. The principal manufacturers participating in the Company's Preferred Vendor Program include The Trane Company, Lennox Industries, Inc. and Amana. The Service Centers generally maintain less than a 30-day supply of inventory.

     Management Information Systems

          The Service Centers currently utilize various compatible management and financial information systems. The Company intends to convert the majority of the Service Centers' current systems to an integrated system within the next 12 to 18 months. The implementation of an integrated system will allow the Company to maintain greater control over the operations of its Service Centers. The Company tracks important data related to the Service Centers' operations and financial performance and monitors all advertising expenditures. In addition, the Service Centers generate and provide to the Company a daily management report of revenue information and certain billing and collection data.

     Employee Screening and Training

          Prior to employment, potential employees of the Company are tested to determine their technical expertise. In addition, as permitted by local law, employees of the Company are required to pass a drug test prior to employment and are thereafter subject to random drug testing. Failure to take or pass a drug test may result in immediate termination of employment. Once hired, employees of the Company generally complete various training programs covering technical skills and communication and sales techniques. In addition, employees periodically attend educational seminars and conventions conducted by CSG. See "Contractor Success Group." The Company has established training programs relating to marketing and IAQ products that are conducted at the Company's Service Centers by two corporate trainers.

     Advertising and Marketing

          The Company's advertising and marketing programs are designed to attract new customers and to stimulate increased demand from existing customers. Each Service Center, utilizing materials produced by CSG, develops customized marketing programs tailored to meet the needs of its local customer base. Emphasizing superior, high quality service, the Service Centers market directly to prospective and existing customers through various means, including local print advertising, yellow page advertising and direct mail campaigns followed up by telemarketing. In 1997, advertising and marketing expenditures

     (net of marketing expenditures by manufacturers) were 3.4% as a percentage of the Company's net revenue. The Company intends, over time, to develop the Service Experts name as a key element of its marketing strategy. As a part of this strategy, management intends gradually to integrate the Company's name and logo in advertising while continuing to utilize established local brand names.

REGULATION

     HVAC systems are subject to various environmental statutes and regulations, including, but not limited to, laws and regulations implementing the Clean Air Act, as amended (the "Clean Air Act"), relating to minimum energy efficiency standards of HVAC systems and the production, servicing and disposal of certain ozone depleting refrigerants used in such systems. In connection with the entry into new markets, the Company may become subject to compliance with additional regulations. Although, there can be no assurance that the regulatory environment in which the Company operates will not change significantly in the future, compliance with existing regulatory requirements has not had a material effect on the Company.

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

     In some states, warranties provided for in the Company's service agreements may be deemed insurance contracts by applicable state insurance regulatory agencies, thereby subjecting the Company and the service agreements to the insurance laws and regulations of any such state.

TRADEMARKS

     "Service Experts" is registered as a federal trademark with the United States Patent and Trademark Office. The Company currently licenses the Service Experts name and logo to two companies that are members of CSG. The Company owns and licenses numerous proprietary products used by the Service Centers and other CSG members. See "Contractor Success Group." In addition, the Company owns approximately 39% of the issued and outstanding common stock of "Future University," which is registered as a federal trademark with the United States Patent and Trademark Office. See "Contractor Success Group -- Future University." The Company regards its trademarks as having significant value and being an important factor in the development and marketing of its operations. The Company's policy is to pursue registration of its trademarks whenever possible and to oppose vigorously any infringement of its trademarks.

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

EMPLOYEES

     Management estimates that the Company currently has approximately 3,200 employees, all but approximately 40 of who are employed at Service Centers. None of the Company's employees is represented by a collective bargaining agreement.

INSURANCE

     The Company maintains general liability, workers compensation and property insurance. The costs of insurance coverage varies, and the availability of certain coverage has fluctuated in recent years. As of February 1, 1997, the Company consolidated the purchase of insurance for its operations under a single policy, excluding major medical insurance. This coverage resulted in savings from the amounts previously paid by the Company's subsidiaries. While management believes, based upon its claims experience, that the Company's present insurance coverage is adequate for its current operations, there can be no assurance that the coverage is sufficient for all future claims or will continue to be available in adequate amounts or at reasonable rates.

ITEM 2.  PROPERTIES

     The Company currently occupies the building and underlying real estate on which all but four of its Service Centers are located pursuant to leases with terms generally ranging from five to ten years on terms the Company believes to be commercially reasonable. Total rental expense for the Company's leased centers, including certain leased vehicles and equipment, in 1997 was approximately $2.9 million. The Company purchased the building and underlying real estate on which four of its Service Centers are located. The Company generally plans to continue to lease rather than purchase space for the Service Centers to maximize the Company's available capital.

     The Company's corporate headquarters are located in approximately 6,580 square feet of space in Brentwood, Tennessee. The remaining term of the lease on this office space is approximately four years, and the Company pays annual rent of $115,200. Subsequent to year-end, the Company entered into a new lease agreement for its corporate headquarters. This operating lease is for approximately 20,800 square feet of space and for a term of five years commencing on May 1, 1998, pending completion of the construction of the new building. The minimum annual lease commitments are $361,000 for the first year and increase annually during the term of the lease to $425,000 in the fifth year. As a result of this agreement, the Company will cancel its current lease obligation but will not incur any fees or penalties associated with such cancellation.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the stockholders during the fourth quarter ended December 31, 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The following table sets forth the reported high and low sales prices of the Common Stock for the quarters indicated as reported on the Nasdaq National Market and the New York Stock Exchange. The Company completed its IPO on August 16, 1996 at a price per share of $13.00. The Common Stock was traded on the Nasdaq National Market under the symbol "SERX" from the Company's IPO on August 16, 1996 until June 6, 1997. The Common Stock is currently traded on the New York Stock Exchange under the symbol "SVE."

                                                               HIGH     LOW
                                                              ------   ------
1996
Third Quarter (beginning August 16, 1996)                     $20.25   $13.75
Fourth Quarter..............................................   28.50    19.00
1997
First Quarter...............................................  $28.25   $21.25
Second Quarter..............................................   30.25    21.25
Third Quarter...............................................   30.38    24.38
Fourth Quarter..............................................   30.38    24.63
1998
First Quarter (through March 12, 1998)......................  $29.31   $25.50

     On March 12, 1998, the last reported sale price of the Common Stock was $26.13 per share. As of March 12, 1998, there were approximately 323 holders of record of the Company's Common Stock.

     Since the IPO, the Company has not declared or paid dividends on its Common Stock. The Company expects that future earnings will be retained to finance the growth and development of the Company's business and, accordingly, does not intend to declare or pay any dividends on the Common Stock for the foreseeable future. The declaration, payment and amount of future dividends, if any, will be subject to the discretion of the Company's Board of Directors and will depend upon the future earnings, results of operations, financial condition and capital requirements of the Company, among other factors. Under Delaware law, the Company is prohibited from paying any dividends unless it has capital surplus or net profits available for this purpose. In addition, the Company's credit facilities impose restrictions on the ability of the Company to pay dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following table presents selected consolidated financial data of the Company. The Company was incorporated on March 27, 1996. On August 21, 1996 and simultaneously with the closing of the Company's IPO, the Company acquired 12 HVAC companies and CSG (collectively, the "Predecessor Companies") in exchange for shares of Common Stock and cash (the "Combination"). The acquisitions of the Predecessor Companies have been accounted for using the historical cost basis of the Predecessor Companies in accordance with Securities and Exchange Commission ("Commission") Staff Accounting Bulletin No. 48 ("SAB 48"). In accordance with the provisions of the Commission's Staff Accounting Bulletin No. 97 ("SAB 97"), the historical financial statements of the Company for periods prior to August 21, 1996 are the combined financial statements of AC Service & Installation Co., Inc. and Donelson Air Conditioning Company, Inc. (collectively, the "Acquiring Company"). In addition, the historical financial statements of the Company for all periods presented include the financial statements of the Pooled Companies, which were acquired effective December 1996, May 1997 and September 1997 in business combinations accounted for as poolings of interests, and the operations of all other acquired companies are included from their respective effective dates of acquisition. The Pooled Companies are Custom Air Conditioning, Inc., Freschi Air Systems, Inc., C. Iapaluccio Company, Inc., Parrott Mechanical, Inc., TML, Inc. and MT Partnership, Hawk Heating

& Air Conditioning, Inc. and McAlister Heat & Air, Inc. The following should be read with the historical consolidated financial statements and notes thereto appearing elsewhere herein.

     The selected consolidated financial data for the fiscal years ended December 31, 1993, 1994, 1995, 1996 and 1997 have been derived from the financial statements of either the Company or the Acquiring Company and the Pooled Companies.

                                                              YEAR ENDED DECEMBER 31,
                                                  ------------------------------------------------
                                                   1993      1994      1995      1996       1997
                                                  -------   -------   -------   -------   --------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net revenue.....................................  $35,151   $47,545   $49,748   $74,913   $238,692
Cost of goods sold..............................   26,934    36,369    38,227    52,628    154,598
                                                  -------   -------   -------   -------   --------
Gross margin....................................    8,217    11,176    11,521    22,285     84,094
Selling, general and administrative expenses....    7,716     9,240    11,185    17,384     60,219
                                                  -------   -------   -------   -------   --------
Income from operations..........................      501     1,936       336     4,901     23,875
Other income (expense)..........................      (59)     (199)     (359)      (26)       580
                                                  -------   -------   -------   -------   --------
Income (loss) before federal and state income
  taxes.........................................      442     1,737       (23)    4,875     24,455
Provision for income tax expense................       46       251       146     1,136      9,189
                                                  -------   -------   -------   -------   --------
Net income (loss)...............................  $   396   $ 1,486   $  (169)  $ 3,739   $ 15,266
                                                  =======   =======   =======   =======   ========
Net income (loss) per share:
  Basic.........................................  $   .19   $   .70   $  (.08)  $   .74   $   1.07
                                                  =======   =======   =======   =======   ========
  Diluted.......................................  $   .19   $   .70   $  (.08)  $   .74   $   1.06
                                                  =======   =======   =======   =======   ========
Weighted average shares outstanding:
  Basic.........................................    2,132     2,132     2,132     5,022     14,305
                                                  =======   =======   =======   =======   ========
  Diluted.......................................    2,132     2,132     2,132     5,051     14,453
                                                  =======   =======   =======   =======   ========

                                                                    DECEMBER 31,
                                                  ------------------------------------------------
                                                   1993      1994      1995      1996       1997
                                                  -------   -------   -------   -------   --------
                                                                   (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital.................................  $ 2,025   $ 1,460   $   395   $12,878   $ 27,945
Total assets....................................   10,778    13,522    16,833    80,170    194,810
Total debt......................................    3,715     3,603     7,614     6,083     15,937
Stockholders' equity............................    3,177     3,886     3,321    55,319    142,402

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the information contained in the Company's consolidated financial statements, including the notes thereto.

OVERVIEW

     Simultaneous with the IPO in August 1996, the Company acquired the Predecessor Companies in the Combination. Prior to the Combination, the Company had no operations. The consideration paid by the Company for the Predecessor Companies was approximately $77.5 million, consisting of approximately 4.5 million shares of Common Stock and approximately $18.7 million in cash. No intangible assets were recorded as a result of the Combination because of the accounting treatment in accordance with SAB 48.

     As of December 31, 1997, the Company had acquired 88 HVAC businesses and one consulting business (the "Acquired Companies") since the IPO, of which 51 are Service Centers. The consideration paid by the Company for the Acquired Companies was approximately $147.5 million, consisting of approximately 5.0 million shares of Common Stock, warrants to purchase 200,000 shares of Common Stock and approximately $46.7 million in cash. Seven of the transactions were accounted for using the pooling of interests method of accounting, and the remainder were accounted for using the purchase method. Approximately $107.0 million of the consideration paid by the Company was allocated to intangible assets which are to be amortized over a 40-year period.

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

     The Acquired Companies historically have been managed as independent private companies and, as such, their results of operations reflect different tax structures which have influenced, among other things, their historical levels of owner's compensation. Owners and certain key employees of the Acquired Companies have agreed to certain reductions in their compensation in connection with the acquisitions.

COMPONENTS OF INCOME

     Net revenue of the Acquired Companies has been derived primarily from the installation, service and maintenance of central air conditioners, furnaces and heat pumps in existing homes. Net revenue and associated income from operations are subject to seasonal fluctuations resulting from increased demand for the Company's services during warmer weather in the summer months and during colder weather in winter months, particularly in the beginning of each season. Cost of goods sold primarily consists of purchased materials such as replacement air conditioning units and heat pumps and the labor associated with both installations and repair orders. The main components of selling, general and administrative expenses include administrative salaries, insurance expense and promotion and advertising expenses.

PREFERRED VENDOR PROGRAM

     The Company's Preferred Vendor Program was designed with flexibility to ensure competitive prices and services at the local level and at the same time reduce certain administrative and operational costs in the system. The Preferred Vendor Program will also help to offset corporate costs. At each Service Center, the Company's managers have the freedom to determine the best source(s) of products for their customers' needs. The Company has developed a strategic relationship with several vendors and requests that the Service Centers support them when possible and practical. The benefits available to the Service Center by utilizing this select list of vendors are significant and although the programs are voluntary, they are widely used in almost every Service Center. Included in the Preferred Vendor Program are recognized national brands in manufacturing including The Trane Company, Lennox Industries, Inc. and Amana, and distribution channels including Watsco, Inc., Pameco Corp. and Hughes Supply, Inc.

RESULTS OF OPERATIONS

     Because of the significant effect of the Combination, the acquisitions of the Acquired Companies and the anticipated effect of pending acquisitions on the Company's results of operations, the Company's historical results of operations and period-to-period comparisons will not be indicative of future results and may not be meaningful. The Company plans to continue acquiring Service Centers in the future. The integration of acquired Service Centers and the addition of management personnel to support existing and future acquisitions may positively or negatively affect the Company's results of operations during the period immediately following acquisition.

     The following table sets forth certain selected financial data as a percentage of net revenue for the periods indicated:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1995     1996     1997
                                                              -----    -----    -----
Net revenue.................................................  100.0%   100.0%   100.0%
Cost of goods sold..........................................   76.8     70.3     64.8
                                                              -----    -----    -----
Gross margin................................................   23.2     29.7     35.2
Selling, general and administrative expenses................   22.5     23.2     25.2
                                                              -----    -----    -----
Income from operations......................................    0.7%     6.5%    10.0%
                                                              =====    =====    =====

  Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

     Net Revenue. Net revenue increased $163.8 million, or 218.6%, from $74.9 million for the year ended December 31, 1996 to $238.7 million for the year ended December 31, 1997. This increase is primarily attributable to the inclusion of the Predecessor Companies and the 13 companies acquired in December 1996 for a full year and the acquisition of 66 HVAC businesses during 1997.

     Cost of Goods Sold. Cost of goods sold increased $102.0 million, or 193.8%, from $52.6 million for the year ended December 31, 1996 to $154.6 million for the year ended December 31, 1997. As a percentage of net revenue, cost of goods sold decreased from 70.3% for the year ended December 31, 1996 to 64.8% for the year ended December 31, 1997. The decrease as a percentage of net revenue was primarily attributable to an emphasis on more profitable products, the inclusion of the Predecessor Companies and the December 1996 acquisitions for the full year, the inclusion of 66 companies acquired in 1997 and a $1.8 million decrease in the cost of equipment and supplies as a result of the Preferred Vendor Program.

     Gross Margin. Gross margin increased $61.8 million, or 277.4%, from $22.3 million for the year ended December 31, 1996 to $84.1 million for the year ended December 31, 1997. As a percentage of net revenue, gross margin increased from 29.7% for the year ended December 31, 1996 to 35.2% for the year ended December 31, 1997. The increase in gross margin as a percentage of net revenue is primarily attributable to the inclusion of 66 companies acquired in 1997 that operated at higher margins than the 1997 Pooled Companies and the reduction in costs from the Preferred Vendor Program.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $42.8 million, or 246.4%, from $17.4 million for the year ended December 31, 1996 to $60.2 million for the year ended December 31, 1997. This increase is attributable to the inclusion of 66 companies acquired in 1997, a $1.8 million increase in amortization expense and an increase in management personnel during the year. As a percentage of net revenue, selling, general and administrative expenses increased from 23.2% for the year ended December 31, 1996 to 25.2% for the year ended December 31, 1997.

     Income from Operations. Income from operations increased $19.0 million from $4.9 million for the year ended December 31, 1996 to $23.9 million for the year ended December 31, 1997. Income from operations as a percentage of net revenue increased from 6.5% in 1996 to 10.0% in 1997 as a result of the factors mentioned above.

  Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

     Net Revenue. Net revenue increased $25.2 million, or 50.6%, from $49.7 million for the year ended December 31, 1995 to $74.9 million for the year ended December 31, 1996. This increase is primarily attributable to the acquisition of the Predecessor Companies in August 1996 and the December 1996 acquisitions.

     Cost of Goods Sold. Cost of goods sold increased $14.4 million, or 37.7%, from $38.2 million for the year ended December 31, 1995 to $52.6 million for the year ended December 31, 1996. As a percentage of net revenue, cost of goods sold decreased from 76.8% for the year ended December 31, 1995 to 70.3% for the year ended December 31, 1996. The decrease as a percentage of net revenue was primarily attributable to an emphasis on more profitable products, improved employee training, an improvement in the operations of a 1997 Pooled Company and the inclusion of the Predecessor Companies following the Combination.

     Gross Margin. Gross margin increased $10.8 million, or 93.4%, from $11.5 million for the year ended December 31, 1995 to $22.3 million for the year ended December 31, 1996. As a percentage of net revenue, gross margin increased from 23.2% for the year ended December 31, 1995 to 29.7% for the year ended December 31, 1996.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $6.2 million, or 55.4%, from $11.2 million for the year ended December 31, 1995 to $17.4 million for the year ended December 31, 1996. This increase is attributable to the inclusion of the acquisition of the Predecessor Companies in August 1996 and the December 1996 acquisitions and an increase in management personnel since the IPO. As a percentage of net revenue, selling, general and administrative expenses increased from 22.5% for the year ended December 31, 1995 to 23.2% for the year ended December 31, 1996.

     Income from Operations. Income from operations increased $4.6 million from $0.3 million for the year ended December 31, 1995 to $4.9 million for the year ended December 31, 1996. Income from operations as a percentage of net revenue increased from 0.7% in 1995 to 6.5% in 1996.

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

     On March 18, 1997, the Company completed a secondary offering of 1,850,000 shares of its Common Stock at $22.00 per share. The proceeds to the Company, net of expenses and underwriters' discounts and commissions, were approximately $38.0 million. The Company used the proceeds for planned capital expenditures, acquisitions and general corporate purposes.

     The Company has a $50.0 million unsecured revolving credit facility with a banking syndication available through September 3, 1999 (the "Credit Facility"). Borrowings under the Credit Facility bear interest at either (i) the higher of the agent's base lending rate or the federal funds rate plus one-half of one percent per annum or (ii) a variable rate equal to the 30, 60 or 90-day LIBOR, as such rates change from time to time, plus a variable margin of from 75 to 150 basis points depending on the Company's funded debt to EBIA ratio determined on a quarterly basis, at the election of the Company. All of the Company's subsidiaries have guaranteed the repayment of indebtedness under the Credit Facility. The Credit Facility contains covenants with respect to the maintenance of certain financial ratios and specified net worth and limiting the incurrence of additional indebtedness, the sale of substantial assets, consolidations or mergers by the Company and the payments of dividends.

     The Company currently has on file with the Commission a shelf Registration Statement on Form S-4 (Registration No. 333-12319) (the "Shelf Registration Statement") covering securities with a collective aggregate offering price of $50.0 million for use in the acquisition of HVAC businesses. Under the Shelf Registration Statement, the Company may issue shares of Common Stock, warrants to purchase Common Stock and debt securities in connection with acquisitions.

     Management believes that the Company's existing cash balances, cash generated from operations, and additional borrowings will be sufficient to fund the Company's operating needs, planned capital expenditures and debt service requirements for the next 12 months. Management continually evaluates potential strategic acquisitions as part of the Company's growth strategy. To date, such acquisitions have been predominantly funded by issuing shares of Common Stock, although future acquisitions could be effected using greater amounts of cash. Although the Company believes that its financial resources will enable it to consider potential acquisitions, should the Company's actual results of operations fall short of, or its rate of expansion significantly exceed, its plans, or should its costs or capital expenditures exceed expectations, the Company may need to seek additional financing in the future. In negotiating such financing, there can be no assurance that the Company will be able to raise additional capital on terms satisfactory to the Company. Failure to obtain additional financing on reasonable terms could have a negative effect on the Company's plans to acquire additional HVAC businesses.

  Newly Issued Accounting Standards

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 130, "Reporting Comprehensive Income" ("Statement 130"). Statement 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. Statement 130 is effective for interim and annual periods in 1998. Comprehensive income encompasses all changes in stockholders' equity (except those arising from transactions with owners) and includes net income, net unrealized capital gains or losses on available for sale securities and foreign currency translation adjustments. Management of the Company does not expect the adoption of Statement 130 to have a material impact on the Company's financial statements.

     In June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("Statement 131"). Statement 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires these enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Statement 131 is effective for fiscal years beginning after December 15, 1997. Management of the Company is currently reviewing the impact of Statement 131. The Company will adopt Statement 131 on December 31, 1998 and will report interim information effective in the first quarter of 1999.

  Impact of Year 2000

     The Year 2000 issue is the result of computer programs written using two digits rather than four digits to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

     Based on a recent assessment, the Company determined that it will be required to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company believes that with modifications to existing software and conversions to new software, the Year 2000 issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 issue could have a material effect on the operations of the Company.

     The Company has initiated formal communications with all of its significant suppliers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 Issues. The Company's total Year 2000 project cost and estimates to complete include the estimated costs and time associated with the impact of third party Year 2000 issues based on currently available information. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems. The Company has determined it has no exposure to contingencies related to the Year 2000 issue for the products it has sold.

     The Company will utilize both internal and external resources to reprogram, or replace, and test the software for Year 2000 modifications. The Company anticipates completing the Year 2000 project no later than March 31, 1999, which is prior to any anticipated impact on its operating systems. The total cost of the Year 2000 project is estimated at $600,000 and is being funded through operating cash flows. Of the total project cost, approximately $400,000 is attributable to the purchase of new software which will be capitalized. The remaining $200,000, which will be expensed as incurred, is not expected to have a material effect on the results of operations. To date, the Company has incurred approximately $100,000 related to the assessment of, and preliminary efforts on, its Year 2000 project and the development of a modification plan, purchase of new systems and systems modifications.

     The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties.

                                  RISK FACTORS

     This report contains forward-looking statements regarding the business and industry of the Company, including those regarding the successful integration of the businesses of its subsidiaries, the effective implementation of the Company's strategy, the availability of additional HVAC businesses for acquisition, the adequacy of the Company's capital resources and other statements regarding trends relating to the HVAC industry and various revenue and expense items. Many factors, including the Company's limited operating history on a combined basis, its aggressive acquisition strategy and the uncertainty that acquisitions can be completed and integrated as planned, the fact that many of the Company's operating and information systems are in the development or implementation phase, competition, labor availability, regulatory developments and other uncertainties, could cause actual results to differ materially from those discussed in the forward-looking statements made in this report.

LIMITED COMBINED OPERATING HISTORY

     The Company was incorporated in March 1996 and, simultaneously with the closing of the Company's IPO on August 21, 1996, consummated the acquisition of the Predecessor Companies in exchange for shares of Common Stock and cash. Since the IPO, the Company has acquired numerous additional Service Centers. Because of the limited operating history of the Company as a combined entity, there can be no assurance that the Company will be able to integrate successfully the businesses of its subsidiaries or to operate profitably. There can be no assurance that the Company's management will be able to manage effectively the combined entity and implement effectively the Company's operating and acquisition strategies. Failure to integrate successfully the Company's subsidiaries and to implement successfully the Company's operating and acquisition strategies could have a material adverse effect on the Company's net revenue and earnings.

RISKS ASSOCIATED WITH ACQUISITION STRATEGY AND FINANCING

     The success of the Company's acquisition strategy will depend on a number of factors, including (i) the Company's ability to locate and successfully negotiate the acquisition of HVAC businesses and to successfully integrate the operations of acquired Service Centers into the Company's operations and (ii) the availability of adequate financing to develop or acquire additional HVAC businesses. In addition, the Company competes with other HVAC and residential service companies for desirable acquisition candidates. Some of these companies may have access to capital, personnel and other resources equal to or greater than those of the Company. The Company expects that its capital needs over the next several years, primarily for acquisitions, will exceed capital generated from operations. The Company plans to incur indebtedness and to issue, from time to time, additional debt or equity securities. In the event that the Common Stock does not maintain a sufficient market value, or potential acquisition candidates are unwilling to accept Common Stock as part of the consideration for the sale of their businesses, the Company may be required to utilize more of its cash resources, if available, in order to maintain its acquisition program. There can be no assurance that the Company's acquisition strategy will be successful, that modifications to the Company's strategy will not be required, that the Company will be able to manage effectively and enhance the profitability of additional Service Centers or that the Company will be able to obtain adequate financing on reasonable terms to develop or acquire additional HVAC service businesses.

RISKS ASSOCIATED WITH DEVELOPMENT, IMPLEMENTATION, AND INTEGRATION OF OPERATING SYSTEMS AND POLICIES

     As a rapidly growing provider of HVAC services, the Company is faced with the development, implementation and integration of Company-wide policies and systems related to its operations. Each of the subsidiaries of the Company and companies to be acquired may need, to some extent, to modify or adopt certain systems and policies they have utilized historically in order to implement the Company's systems and policies, which management is continuing to formulate. The Company is implementing a uniform computer system and electronic mail system at each of the Service Centers. The Company plans to implement and integrate certain other information and operating systems and procedures for the Service Centers including, but not limited to, uniform purchasing programs and certain centralized marketing programs. The Company may experience delays, complications and expenses in implementing, integrating and operating such systems, any of which could have a material adverse effect on the Company's operations, net revenue and earnings.

COMPETITION

     The HVAC service and replacement industry is highly competitive. The Company's Service Centers compete with other full-service HVAC businesses primarily on the basis of quality, reliability, customer service and price. Several companies have been organized to pursue the acquisition of businesses that offer HVAC services. Some of these competitors have access to capital, personnel, marketing and technological resources that are equal to or greater than those of the Company. In certain markets, the Company competes with utility companies which have access to capital, personnel, marketing and technological resources that are equal to or greater than those of the Company. Because of the fragmented nature of the industry and relatively low barriers to entry, additional competitors, including companies that offer other home improvement services in addition to HVAC services, may emerge with greater access than the Company to capital, personnel and technological resources. There can be no assurance that the Company will be able to compete successfully or that such competition will not make it more difficult to acquire HVAC businesses on terms beneficial to the Company.

DEPENDENCE ON KEY PERSONNEL

     The success of the Company is dependent upon the continued services of the Company's senior management, particularly upon its Chairman, President and Chief Executive Officer, Alan R. Sielbeck. The loss of the services of Mr. Sielbeck or any of the Company's senior management would have a material adverse effect upon the Company's business and prospects.

LABOR AVAILABILITY

     The timely provision of high-quality service by the Service Centers requires an adequate supply of skilled labor. In addition, the operating costs of each Service Center may be adversely affected by high turnover in skilled positions. Accordingly, the Company's ability to increase productivity and net earnings is limited to a degree by its ability to employ the skilled laborers necessary to meet the Company's service requirements. There can be no assurance that the Company will be able to maintain an adequate skilled labor force necessary to operate efficiently its Service Centers or that the Company's labor expenses will not increase as a result of a shortage in the supply of skilled workers.

SEASONAL NATURE OF THE INDUSTRY

     The HVAC service industry generally experiences increased demand during the summer and winter months. The Company may, in certain periods, be affected by these seasonal trends. Extended periods of unseasonably mild or wet weather can have an adverse affect on the business of the Company. There can be no assurance that the HVAC service and replacement industry will not experience future declines or that such declines will not have a material adverse effect on the Company.

CONTROL BY MANAGEMENT AND PRINCIPAL STOCKHOLDERS

     As of March 12, 1998, directors, officers and 5% stockholders of the Company beneficially owned approximately 7.7% of the outstanding Common Stock. Accordingly, these persons have substantial influence over the affairs of the Company, including the ability to influence the election of directors and other matters requiring stockholder approval.

REGULATION

     HVAC systems are subject to various environmental statutes and regulations, including, but not limited to, laws and regulations implementing the Clean Air Act, relating to minimum energy efficiency standards of HVAC systems and the production, servicing and disposal of certain ozone depleting refrigerants used in such systems. In connection with the entry into new markets, the Company may become subject to compliance with additional regulations, and there can be no assurance that the regulatory environment in which the Company operates will not change significantly in the future.

     Various local, state and federal laws and regulations, including those implementing the Clean Air Act, impose licensing standards on technicians who service heating and air conditioning units. While the installers and technicians employed by the Service Centers are duly certified by applicable local, state and federal agencies and have been able to meet or exceed such standards to date, there can be no assurance that they will be able to meet future standards.

     In some states, warranties provided for in the Company's service agreements may be deemed insurance contracts by applicable state insurance regulatory agencies thereby subjecting the Company and the service agreements to the insurance laws and regulations of such state.

CERTAIN ANTI-TAKEOVER PROVISIONS

     Certain provisions of the Company's Restated Certificate of Incorporation ("Restated Certificate") and Bylaws and Delaware law may make a change in the control of the Company more difficult to effect, even if a change in control were in the stockholders' interest. Section 203 of the Delaware General Corporation Law would prevent an "interested stockholder" (defined in Section 203, generally, as a person owning 15% or more of the Company's outstanding voting stock) from engaging in a "business combination" (as defined in Section
203) with the Company for three years following the date such person became an interested stockholder unless certain conditions, including approval by the Company's Board of Directors, are met. The Company's Restated Certificate and Bylaws include certain super-majority voting requirements. The Restated Certificate also allows the Board to determine the terms of preferred stock which may be issued by the Company without approval of the holders of the Common Stock. The ability of the Company to issue preferred stock in this manner could enable the Board to prevent changes in management and control of the Company. The Board of the Company is divided into three classes of directors, with directors being elected for staggered three-year terms. Such staggered terms may affect the ability of the holders of the Common Stock to change control of the Company. In addition, certain provisions of the employment agreements between the Company and the executive officers of the Company may make a change of control more difficult. Pursuant to these employment agreements, upon a change in control of the Company, each executive officer is to be paid as severance pay such officer's base salary for the remaining term of the employment agreement.

VOLATILITY OF MARKET PRICE

     From time to time, there may be significant volatility in the market price of the Common Stock. Quarterly operating results of the Company, changes in earnings estimated by analysts, changes in general conditions in the economy or the financial markets or other developments affecting the Company could cause the market price of the Common Stock to fluctuate substantially. In addition, in recent years the stock market has experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to their operating performance.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     No disclosure required.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Appendix A.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS AND KEY EMPLOYEES

     Information with respect to the executive officers of the Company is incorporated by reference to the information contained under the caption "Executive Compensation -- Executive Officers of the Company" included in the Company's Proxy Statement relating to its Annual Meeting of Stockholders to be held on May 1, 1998.

DIRECTORS

     Information with respect to the Company's directors is incorporated by reference to the information contained under the caption "Election of Directors" included in the Company's Proxy Statement relating to its Annual Meeting of Stockholders to be held on May 1, 1998.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information contained under the heading "Compliance with Reporting Requirements of the Exchange Act" included in the Company's Proxy Statement relating to its Annual Meeting of Stockholders to be held on May 1, 1998.

ITEM 11.  EXECUTIVE COMPENSATION

     This information is incorporated by reference to the information contained under the heading "Executive Compensation" included in the Company's Proxy Statement relating to its Annual Meeting of Stockholders to be held on May 1, 1998, except that the Comparative Performance Graph and the Compensation Committee Report on Executive Compensation included in the Proxy Statement are expressly not incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     This information is incorporated by reference to the information contained under the caption "Voting Securities and Principal Holders Thereof" included in the Company's Proxy Statement relating to its Annual Meeting of Stockholders to be held on May 1, 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     This information is incorporated by reference to the information contained under the caption "Certain Relationships and Related Transactions" included in the Company's Proxy Statement relating to its Annual Meeting of Stockholders to be held on May 1, 1998.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Index to Consolidated Financial Statements, Financial Statement Schedules and Exhibits:

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

          (3) EXHIBITS

EXHIBIT
NUMBER         DESCRIPTION OF EXHIBITS
-------        -----------------------
   3.1     --  Restated Certificate of Incorporation of the Registrant(a)
   3.2     --  Bylaws of the Registrant(a)
   4       --  Form of Common Stock Certificate(b)
  10.1     --  Registrant's 1996 Incentive Stock Plan(a)
  10.2     --  Registrant's 1996 Non-Employee Director Stock Option Plan(a)
  10.3     --  Registrant's 1996 Employee Stock Purchase Plan(a)
  10.4     --  Registrant's 1997 Nonqualified Stock Option Plan(c)
  10.5     --  Registrant's 1997 Nonqualified Stock Purchase Plan(c)
  10.6     --  Employment Agreement, dated June 16, 1996, between the
               Registrant and Alan R. Sielbeck(a)
  10.7     --  Employment Agreement, dated June 16, 1996, between the
               Registrant and James D. Abrams(a)
  10.8     --  Employment Agreement, dated June 16, 1996, between the
               Registrant and Anthony M. Schofield(a)
  10.9     --  Employment Agreement, dated August 1, 1997, between the
               Registrant and Alfred W. Taylor III
  10.10    --  Employment Agreement, dated October 1, 1997, between the
               Registrant and Ronald L. Smith
  10.11    --  Form of Equitable Securities Corporation Stock Purchase
               Warrant(a)
  10.12    --  Amended and Restated Credit Agreement, dated September 18,
               1997, between the Registrant and SunTrust Bank, Nashville,
               N.A., as agent for the lenders
  10.13    --  First Amendment to Amended and Restated Credit Agreement,
               dated December 16, 1997, between the Registrant and SunTrust
               Bank, Nashville, N.A., as agent for the lenders
  10.14    --  Form of Combination Agreement by and among each of the
               Predecessor Companies, each of its respective stockholders and the Registrant(a)
  10.15    --  Form of Agreement and Plan of Merger among certain of the
               Registrant's subsidiaries, a wholly-owned subsidiary of the
               Registrant and the Registrant(c)
  10.16    --  Form of Combination Agreement between certain of the
               Registrant's subsidiaries and the Registrant(c)
  10.17    --  Form of Stock Purchase Agreement between the former
               stockholders of certain of the Registrant's subsidiaries and the Registrant

EXHIBIT
NUMBER         DESCRIPTION OF EXHIBITS
-------        -----------------------
  21       --  List of subsidiaries of the Registrant
  23       --  Consent of Ernst & Young LLP
  27       --  Financial Data Schedule (for SEC use only)

---------------

(a) Incorporated by reference to the exhibits filed with the Registrant's Registration Statement on Form S-l, Registration No. 333-07037.
(b) Incorporated by reference to the exhibits filed with the Registrant's Registration Statement on Form 8-A, File No. 000-21173.
(c) Incorporated by reference to the exhibits filed with the Registrant's Registration Statement on Form S-4, File No. 333-12319.
(d) Incorporated by reference to the exhibits filed with the Registrant's Registration Statement on Form S-1, Registration No. 333-21971.

                 EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

     The following is a list of all executive compensation plans and arrangements filed as exhibits to this Annual Report on Form 10-K:

          1. Registrant's 1996 Incentive Stock Plan (filed as Exhibit 10.1)

          2. Registrant's 1996 Non-Employee Director Stock Option Plan (filed as
     Exhibit 10.2)

          3. Registrant's 1996 Employee Stock Purchase Plan (filed as Exhibit 10.3)

          4. Registrant's 1997 Nonqualified Stock Option Plan (filed as Exhibit 10.4)

          5. Registrant's 1997 Nonqualified Stock Purchase Plan (filed as
     Exhibit 10.5)

          6. Employment Agreement, dated June 26, 1996, between the Company and Alan R. Sielbeck (filed as Exhibit 10.6)

          7. Employment Agreement, dated June 26, 1996, between the Company and James D. Abrams (filed as Exhibit 10.7)

          8. Employment Agreement, dated June 26, 1996, between the Company and Anthony M. Schofield (filed as Exhibit 10.8)

          9. Employment Agreement, dated August 1, 1997, between the Registrant and Alfred W. Taylor III (filed as Exhibit 10.9)

          10. Employment Agreement, dated October 1, 1997, between the Registrant and Ronald L. Smith (filed as Exhibit 10.10)

     (b) Reports on Form 8-K

     The Company filed a Current Report on Form 8-K on October 15, 1997 reporting the acquisition of Parrott Mechanical, Inc. ("Parrott") pursuant to
Item 2 of Form 8-K. The Company also filed a Current Report on Form 8-K on November 24, 1997 reporting combined operating results for the month of October 1997 for the Company and Hawk Heating & Air Conditioning, Inc., TML, Inc. and MT Partnership (collectively, "TML"), Parrott and McAlister Heat & Air, Inc. pursuant to Item 5 of Form 8-K. The Company also filed a Current Report on Form 8-K on November 26, 1997 containing the financial statements of TML and pro forma financial statements pursuant to Item 5 of Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Nashville, State of Tennessee, on March 12, 1998.

                                          SERVICE EXPERTS, INC.

                                          By:     /s/ ALAN R. SIELBECK
                                            ------------------------------------
                                                      Alan R. Sielbeck
                                                  Chairman, President and
                                                  Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the date indicated.

                        NAME                                        TITLE                    DATE
                        ----                                        -----                    ----

                /s/ ALAN R. SIELBECK                   Chairman, President and          March 12, 1998
-----------------------------------------------------    Chief Executive Officer
                  Alan R. Sielbeck                       (principal executive officer)

              /s/ ANTHONY M. SCHOFIELD                 Chief Financial Officer,         March 12, 1998
-----------------------------------------------------    Secretary and Treasurer
                Anthony M. Schofield

                                                       Director
-----------------------------------------------------
                   James D. Abrams

                                                       Director
-----------------------------------------------------
                 Raymond J. De Riggi

               /s/ NORMAN T. ROLF, JR.                 Director                         March 12, 1998
-----------------------------------------------------
                 Norman T. Rolf, Jr.

                 /s/ WILLIAM G. ROTH                   Director                         March 12, 1998
-----------------------------------------------------
                   William G. Roth

               /s/ TIMOTHY G. WALLACE                  Director                         March 12, 1998
-----------------------------------------------------
                 Timothy G. Wallace

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
SERVICE EXPERTS, INC. -- AUDITED FINANCIAL STATEMENTS
  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
Report of Independent Auditors..............................  A-2
Consolidated Balance Sheets.................................  A-3
Consolidated Statements of Operations.......................  A-5
Consolidated Statements of Stockholders' Equity.............  A-6
Consolidated Statements of Cash Flows.......................  A-7
Notes to Consolidated Financial Statements..................  A-8

                         REPORT OF INDEPENDENT AUDITORS

The Stockholders
Service Experts, Inc.

     We have audited the accompanying consolidated balance sheets of Service Experts, Inc. (see Note 1) as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Service Experts, Inc. (see Note 1) at December 31, 1996 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                                    ERNST & YOUNG LLP

Nashville, Tennessee
February 23, 1998

                             SERVICE EXPERTS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1996       1997
                                                              -------   --------
                                                                (IN THOUSANDS)
                                     ASSETS
Current assets:
  Cash and cash equivalents.................................  $10,806   $ 11,192
  Accounts receivable:
     Trade, net of allowance for doubtful accounts of
      $773,000 in 1996 and $1,550,000 in 1997...............   13,405     29,129
     Related party..........................................      130        202
     Employee...............................................      114        365
     Other..................................................      208      2,099
                                                              -------   --------
                                                               13,857     31,795
  Inventories...............................................    5,245     11,570
  Costs and estimated earnings in excess of billings........      525      1,805
  Prepaid expenses and other current assets.................      785      2,458
  Current portion of notes receivable -- related parties....       14         14
  Current portion of notes receivable -- other..............      294        284
  Deferred income taxes.....................................    1,918      3,896
                                                              -------   --------
          Total current assets..............................   33,444     63,014
Property, buildings and equipment:
  Land......................................................    1,198      1,365
  Buildings.................................................    1,649      3,252
  Furniture and fixtures....................................    1,737      5,900
  Machinery and equipment...................................    3,290      5,718
  Vehicles..................................................    7,078     14,754
  Leasehold improvements....................................    1,277      2,477
                                                              -------   --------
                                                               16,229     33,466
Less accumulated depreciation and amortization..............   (4,976)    (8,986)
                                                              -------   --------
                                                               11,253     24,480
Notes receivable -- related parties, net of current
  portion...................................................      352        338
Notes receivable -- other, net of current portion...........      679        591
Goodwill, net of accumulated amortization of $72,000 in 1996
  and $1,883,000 in 1997....................................   33,038    105,158
Other assets................................................    1,404      1,229
                                                              -------   --------
          Total assets......................................  $80,170   $194,810
                                                              =======   ========

                            See accompanying notes.

                             SERVICE EXPERTS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1996       1997
                                                              -------   --------
                                                                (IN THOUSANDS)
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Line of credit and short-term debt........................  $ 1,477   $     --
  Trade accounts payable and accrued liabilities............    7,696     17,821
  Cash consideration payable................................    1,495         --
  Accrued compensation......................................    1,933      6,129
  Accrued warranties........................................    1,076      2,139
  Income taxes payable......................................    1,724        608
  Deferred revenue..........................................    3,685      6,816
  Billings in excess of costs and estimated earnings........      798      1,282
  Current portion related party notes.......................       24         --
  Current portion of long-term debt and capital lease
     obligations............................................      658        274
                                                              -------   --------
          Total current liabilities.........................   20,566     35,069
Related party notes, net of current portion.................        9         --
Long-term debt and capital lease obligations, net of current
  portion...................................................    3,915     15,663
Deferred income taxes.......................................      361      1,676
Commitments (Note 11)
Stockholders' equity:
  Common stock $.01 par value; 30,000,000 shares authorized;
     11,621,847 and 15,422,269 shares issued and outstanding
     at December 31, 1996 and 1997, respectively............      116        154
  Preferred stock, $.01 par value; 10,000,000 shares
     authorized, no shares issued and outstanding...........       --         --
  Additional paid-in capital................................   50,459    122,673
  Retained earnings.........................................    4,759     19,575
  Equity notes receivable...................................      (15)        --
                                                              -------   --------
          Total stockholders' equity........................   55,319    142,402
                                                              -------   --------

          Total liabilities and stockholders' equity........  $80,170   $194,810
                                                              =======   ========

                            See accompanying notes.

                             SERVICE EXPERTS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                YEAR ENDED DECEMBER 31,
                                                              ----------------------------
                                                               1995      1996       1997
                                                              -------   -------   --------
                                                                     (IN THOUSANDS,
                                                                 EXCEPT PER SHARE DATA)
Net revenue.................................................  $49,748   $74,913   $238,692
Cost of goods sold..........................................   38,227    52,628    154,598
                                                              -------   -------   --------
Gross margin................................................   11,521    22,285     84,094
Selling, general and administrative expenses................   11,185    17,384     60,219
                                                              -------   -------   --------
Income from operations......................................      336     4,901     23,875
Other income (expense):
  Interest expense..........................................     (610)     (613)      (688)
  Interest income...........................................       66       361        775
  Other income..............................................      185       226        493
                                                              -------   -------   --------
                                                                 (359)      (26)       580
                                                              -------   -------   --------
Income (loss) before federal and state income taxes.........      (23)    4,875     24,455
Provision (benefit) for income taxes:
  Current...................................................      102     2,677      9,642
  Deferred..................................................       44    (1,541)      (453)
                                                              -------   -------   --------
                                                                  146     1,136      9,189
                                                              -------   -------   --------
  Net income (loss).........................................  $  (169)  $ 3,739   $ 15,266
                                                              =======   =======   ========
Net income (loss) per share:
  Basic.....................................................  $  (.08)  $   .74   $   1.07
                                                              =======   =======   ========
  Diluted...................................................  $  (.08)  $   .74   $   1.06
                                                              =======   =======   ========
Weighted average shares outstanding:
  Basic.....................................................    2,132     5,022     14,305
                                                              =======   =======   ========
  Diluted...................................................    2,132     5,051     14,453
                                                              =======   =======   ========

                            See accompanying notes.

                             SERVICE EXPERTS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                           COMMON STOCK     ADDITIONAL                EQUITY
                                          ---------------    PAID-IN     RETAINED     NOTES
                                          SHARES   AMOUNT    CAPITAL     EARNINGS   RECEIVABLE    TOTAL
                                          ------   ------   ----------   --------   ----------   --------
                                                                  (IN THOUSANDS)
Balance at January 1, 1995..............   2,133    $ 21     $  1,196    $ 2,669       $ --      $  3,886
  Capital distributions.................      --      --           --       (584)        --          (584)
  Capital contributions.................      --      --          188         --         --           188
  Net loss..............................      --      --           --       (169)        --          (169)
                                          ------    ----     --------    -------       ----      --------
Balance at December 31, 1995............   2,133      21        1,384      1,916         --         3,321
  Change in retained earnings due to
     conversion of Pooled Company to
     calendar year-end..................      --      --           --         (4)        --            (4)
  Issuance of stock at initial public
     offering...........................   2,588      26       28,087         --         --        28,113
Predecessor companies (see Note 3)
  Issuance of stock.....................   4,832      48        6,462         --        (15)        6,495
  Capital distributions.................      --      --      (18,699)        --         --       (18,699)
Issuance of stock for acquired companies
  (see Note 4)..........................   2,069      21       32,475         --         --        32,496
  Capital distributions.................      --      --           --       (892)        --          (892)
  Capital contributions.................      --      --          750         --         --           750
  Net income............................      --      --           --      3,739         --         3,739
                                          ------    ----     --------    -------       ----      --------
Balance at December 31, 1996............  11,622     116       50,459      4,759        (15)       55,319
Issuance of stock at secondary
  offering..............................   1,850      19       38,029         --         --        38,048
Issuance of stock Employee Stock
  Purchase Plan.........................      23      --          250         --         --           250
Issuance of stock for acquired companies
  (see Note 4)..........................   1,927      19       33,905         --         --        33,924
  Capital distributions.................      --      --           --       (450)        --          (450)
  Capital contributions.................      --      --           30         --         15            45
  Net income............................      --      --           --     15,266         --        15,266
                                          ------    ----     --------    -------       ----      --------
  Balance at December 31, 1997..........  15,422    $154     $122,673    $19,575       $ --      $142,402
                                          ======    ====     ========    =======       ====      ========

                            See accompanying notes.

                             SERVICE EXPERTS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1995       1996       1997
                                                              -------   --------   --------
                                                                     (IN THOUSANDS)
OPERATING ACTIVITIES
Net income (loss)...........................................  $  (169)  $  3,739   $ 15,266
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Depreciation..............................................    1,158      1,186      4,278
  Amortization..............................................       --         72      1,810
  Provision (benefit) for deferred income taxes.............       44     (1,541)      (453)
  Loss (gain) on asset disposals............................      (51)       (44)       151
  Provision for loss on accounts receivable.................      213        391        385
  Changes in operating assets and liabilities:
    Receivables.............................................     (674)    (1,132)    (8,587)
    Inventories.............................................     (200)      (365)    (1,229)
    Prepaid expenses and other current assets...............        3       (318)      (631)
    Trade accounts payable and accrued liabilities..........      143     (1,594)     2,740
    Accrued compensation....................................       32       (713)     2,324
    Accrued warranties......................................       59        150        237
    Deferred revenue........................................       56        435       (288)
    Income taxes payable....................................     (207)       287     (2,040)
    Costs and estimated earnings in excess of billings and
     billings in excess of costs and estimated earnings.....     (436)        37       (501)
                                                              -------   --------   --------
        Net cash flow provided by (used in) operating
        activities..........................................      (29)       590     13,462
INVESTING ACTIVITIES
Payments (advances) on notes receivable.....................       --       (250)       378
Purchase of property, buildings, and equipment..............   (2,472)    (1,033)    (9,886)
Proceeds from sale of property, buildings, and equipment....       93        273        553
Cash acquired through acquisitions..........................       --      3,961      3,995
Payment of cash for acquired companies......................      (25)   (18,699)   (46,568)
Increase (decrease) in other assets.........................      (89)      (334)       775
                                                              -------   --------   --------
        Net cash used in investing activities...............   (2,493)   (16,082)   (50,753)
FINANCING ACTIVITIES
Increase (decrease) in short-term debt......................    2,350     (1,341)    (1,477)
Proceeds from notes payable to shareholders and related
  parties...................................................       --         59         --
Payments on notes payable to shareholders and related
  parties...................................................       (9)      (900)    (1,495)
Issuance of stock at secondary offering, net of issuance
  costs.....................................................       --     28,113     38,048
Issuance of stock, Employee Stock Purchase Plan.............       --         --        250
Proceeds of long-term debt and capital leases...............    1,426      2,424     15,500
Payments of long-term debt and capital leases...............     (681)    (2,270)   (12,744)
Cash contributions received.................................      163        320         45
Distributions paid..........................................     (584)      (892)      (450)
                                                              -------   --------   --------
        Net cash provided by financing activities...........    2,665     25,513     37,677
                                                              -------   --------   --------
Increase in cash and cash equivalents.......................      143     10,021        386
Cash and cash equivalents at beginning of period............      739        882     10,806
Change in cash and cash equivalents due to conversion of
  Pooled Company to calendar year-end.......................       --        (97)        --
                                                              -------   --------   --------
Cash and cash equivalents at end of period..................  $   882   $ 10,806   $ 11,192
                                                              =======   ========   ========
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid...............................................  $   562   $    613   $    528
                                                              =======   ========   ========
Income tax paid.............................................  $    99   $  1,907   $ 11,036
                                                              =======   ========   ========
Fair value of land contributed by stockholders..............  $    --   $    430   $     --
                                                              =======   ========   ========
DISTRIBUTION OF ASSETS TO STOCKHOLDERS
Book value of assets distributed............................  $    --   $  1,324   $     --
                                                              -------   --------   --------
Long-term debt assumed by stockholders......................  $    --   $    488   $     --
                                                              -------   --------   --------
Notes payable to stockholders retired.......................  $    --   $    343   $     --
                                                              =======   ========   ========

                            See accompanying notes.

                             SERVICE EXPERTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REPORTING ENTITY

     Service Experts, Inc. (the "Company") was incorporated on March 27, 1996. As a result of the adoption of Securities and Exchange Commission ("Commission") Staff Accounting Bulletin No. 97 ("SAB 97") on July 31, 1996, the historical financial statements of the Company for periods prior to August 21, 1996 are the combined financial statements of AC Service & Installation Co., Inc. and Donelson Air Conditioning Company, Inc. (collectively, the "Acquiring Company") and seven subsequent acquisitions accounted for as poolings of interests (see
Note 2). AC Service & Installation Co., Inc. and Donelson Air Conditioning Company, Inc. were under common control prior to August 21, 1996. On August 21, 1996 and simultaneous with the closing of its initial public offering, the Company acquired in separate transactions, 12 heating, ventilating and air conditioning ("HVAC") replacement and service businesses and Contractor Success Group, Inc. (collectively, the "Predecessor Companies") in exchange for shares of the Company's Common Stock and cash (the "Combination"). The Acquiring Company was treated as the acquiror entity in this transaction in accordance with SAB 97. The operations of the Predecessor Companies have been included in the Company's financial statements from the date of acquisition. The above-mentioned acquisitions have been accounted for using the historical cost basis of the acquired companies in accordance with Commission Staff Accounting Bulletin No. 48 ("SAB 48"). The Company operates in one industry segment and is primarily engaged in the replacement and servicing of HVAC units for residential and commercial customers. The Company has Service Centers located in cities across the United States.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements of Service Experts, Inc. include the accounts of the Company and its subsidiaries. All material intercompany transactions have been eliminated in consolidation. Investments in affiliates less than 50.0% owned are generally recorded on the equity method.

RECOGNITION OF REVENUE

     Revenue on all of the Company's heating and air conditioning installation contracts for commercial buildings is recognized on the percentage of completion method in the ratio that total incurred costs bear to total estimated costs. Revenue on all of the Company's residential heating and air conditioning installation, service and maintenance jobs is recognized upon completion of the services, which is usually within one to two days.

     Earnings and estimated costs on contracts are reviewed throughout the terms of the contracts, and any required adjustments are reflected in the periods in which they first become known. When estimates indicate a probable loss on a contract, the full amount thereof is accrued in the period in which it is first determined. Most contracts are completed within six to 18 months.

     Trade accounts receivable includes billings and billed retainage on contracts. Also included in trade accounts receivable are unbilled retainage amounts of $718,000 and $1,376,000 at December 31, 1996 and 1997, respectively. The Company classifies these amounts as current assets because all balances are expected to be collected in the current year. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base, and their dispersions across many different industries and geographies.

     The asset, "costs and estimated earnings in excess of billings," represents revenue recognized in excess of amounts billed on in-progress contracts. The liability, "billings in excess of costs and estimated earnings," represents billings in excess of revenue recognized on in-progress contracts.

                             SERVICE EXPERTS, INC.

FAIR VALUE OF FINANCIAL INSTRUMENTS

  Cash and Cash Equivalents

     The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents approximate fair value.

  Accounts Receivable, Notes Receivable, Accounts Payable and Accrued
Liabilities

     The carrying amounts reported in the consolidated balance sheets for accounts receivable, notes receivable, accounts payable and accrued liabilities approximate fair value. Accounts receivable and notes receivable are usually unsecured.

  Long-Term Debt and Related Party Notes Payable

     Based upon the borrowing rates currently available to the Company, the carrying amounts reported in the consolidated balance sheets for long-term debt and related party notes payable approximate fair value.

CONCENTRATIONS OF CREDIT RISK

     At times, cash balances in the Company's accounts may exceed FDIC insurance limits. The Company primarily purchases HVAC units that are manufactured by four companies: Amana, Carrier Air Conditioning, Inc., Lennox Industries, Inc. and The Trane Company. Total purchases of equipment and parts from these manufacturers during 1997 totaled approximately $35.4 million.

CASH EQUIVALENTS

     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

     During the years ended December 31, 1995, 1996 and 1997 amounts charged to bad debts expense and accounts written off, net of recoveries, were as follows:

                                  BALANCE AT    CHARGED TO   CHARGED TO                  BALANCE AT
                                 BEGINNING OF   COSTS AND      OTHER                       END OF
YEAR ENDED                          PERIOD       EXPENSES     ACCOUNTS     DEDUCTIONS      PERIOD
----------                       ------------   ----------   ----------    ----------    ----------
                                                           (IN THOUSANDS)
December 31, 1995..............      $259          $213         $ --          $170(1)      $  302
December 31, 1996..............      $302          $391         $390(2)       $310(1)      $  773
December 31, 1997..............      $773          $385         $569(2)       $177(1)      $1,550

---------------

(1) Uncollectible accounts written off, net of recoveries.
(2) Allowance for bad debts of acquired companies.

INVENTORIES

     Inventories are stated at cost, which is not in excess of market. Cost is determined by the first-in, first-out (FIFO) method for all inventories.

                             SERVICE EXPERTS, INC.

PROPERTY, BUILDINGS AND EQUIPMENT

     Property, building and equipment are stated on the basis of cost. Depreciation and amortization are provided on the straight-line and declining-balance methods over the following useful lives:

                                                              YEARS
                                                              -----
Buildings...................................................  31.5
Furniture and fixtures......................................     5
Machinery and equipment.....................................     5
Vehicles....................................................     5
Leasehold improvements......................................  7-30

     Assets acquired upon the acquisition of businesses are depreciated and amortized over the shorter of the respective assets' remaining useful lives or the above useful lives for new acquired assets.

GOODWILL

     Goodwill consists of the excess of purchase price over the fair value of acquired tangible and identifiable intangible assets. Excess cost over the fair value of net assets acquired (or goodwill) is amortized on a straight-line basis over 40 years.

LONG-LIVED ASSETS

     Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of" requires that companies consider whether indicators of impairment of long-lived assets held for use are present. If such indicators are present, companies determine whether the sum of the estimated undiscounted future cash flows attributable to such assets is less than their carrying amount, and if so, companies recognize an impairment loss based on the excess of the carrying amount of the assets over their fair value. Accordingly, management periodically evaluates the ongoing value of property, buildings, equipment and goodwill and has determined that there were no indications of impairment as of December 31, 1996 and 1997.

DEFERRED REVENUE

     The Company pre-sells maintenance contracts in the form of extended service agreements ("ESA"). ESA revenue is recorded as deferred revenue and recognized as income when the service is performed.

PREFERRED STOCK

     Preferred stockholders are entitled to such preferences to the Common Stock as to dividends and distributions of assets of the Company on dissolution as determined by the Board of Directors. The Board of Directors has the power and authority to establish preferences related to dividends, redemptions, payment on liquidation, conversion privileges and voting rights. As of December 31, 1997, the Company had no shares of preferred stock issued and outstanding.

WARRANTIES

     The Company provides the retail customer with a warranty ranging from one to ten years on parts and labor from the date of installation of the HVAC unit. This warranty generally runs concurrent with the manufacturer's warranty on parts and labor for the first year. The Company provides an accrual for future warranty costs based upon the relationship of prior years' sales to actual warranty costs. It is the Company's practice to classify the entire warranty accrual as a current liability.

                             SERVICE EXPERTS, INC.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

INCOME TAXES

     The Company, in general, uses the liability method of accounting for federal and state income taxes as provided by SFAS No. 109, "Accounting for Income Taxes." Under the liability method, the deferred tax liability or asset is based on temporary differences between the financial statement and income tax bases of assets and liabilities, measured at tax rates that will be in effect when the differences reverse.

ADVERTISING COSTS

     The Company expenses advertising costs as incurred. During 1995, 1996 and 1997, the Company expensed $916,000, $1,782,000 and $8,183,000, respectively.

INCOME PER SHARE

     In 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, "Earnings Per Share" ("Statement 128"). Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share, and uses the treasury stock method in calculating dilution. All earnings per share amounts for all periods have been presented and restated to conform to Statement 128 requirements.

NEWLY ISSUED ACCOUNTING STANDARDS

     In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income" ("Statement 130"). Statement 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. Statement 130 is effective for interim and annual periods beginning in 1998. Comprehensive income encompasses all changes in stockholders' equity (except those arising from transactions from owners) and includes net income, net unrealized capital gains or losses on available for sale securities and foreign currency translation adjustments. Management of the Company does not expect the adoption of Statement 130 to have a material impact on the Company's financial statements.

     In June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("Statement 131"). Statement 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires these enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Statement 131 is effective for fiscal years beginning after December 15, 1997. Management of the Company is currently reviewing the impact of Statement 131. The Company will adopt Statement 131 on December 31, 1998 and will report interim information effective in the first quarter of 1999.

2.  BUSINESS COMBINATIONS

     In December 1996, the Company completed business combinations with Custom Air Conditioning, Inc. ("Custom") and Freschi Air Systems, Inc. ("Freschi") through the exchange of 230,049 and 177,765 shares of the Company's Common Stock, respectively. These business combinations were accounted for as poolings

                             SERVICE EXPERTS, INC.

of interest and, accordingly, the consolidated financial statements were restated in 1996 to include the accounts of these pooled companies. The Company completed a business combination with C. Iapaluccio Company, Inc. ("Iapaluccio") through the exchange of 92,553 shares of the Company's Common Stock in May 1997. The Company also completed business combinations with Parrott Mechanical, Inc., including real property operations used by the company ("Parrott Mechanical et al."), TML, Inc. and MT Partnership (collectively, "TML"), Hawk Heating & Air Conditioning, Inc. ("Hawk") and McAlister Heat & Air, Inc. ("McAlister") through the exchange of 171,230, 240,526, 34,426 and 32,786 shares, respectively, of the Company's Common Stock in September 1997.

     These five business combinations have been accounted for as poolings of interests and, accordingly, the consolidated financial statements for the periods presented have been restated to include the accounts of these pooled companies. The following is a summary of results of operations of the separate pooled entities acquired in 1997 for periods prior to the business combinations.

                                                        YEAR ENDED       THREE MONTHS    NINE MONTHS
                                                       DECEMBER 31,         ENDED           ENDED
                                                     -----------------    MARCH 31,     SEPTEMBER 30,
                                                      1995      1996         1997           1997
                                                     -------   -------   ------------   -------------
                                                                                 (UNAUDITED)
                                                                      (IN THOUSANDS)
Net revenue
  Service Experts..................................  $24,876   $46,856     $33,355        $144,153
  Iapaluccio.......................................    1,756     2,591         536             N/A
  Parrott..........................................   12,383    14,607         N/A          12,908
  TML..............................................    8,182     8,064         N/A           8,082
  Hawk.............................................    1,041     1,206         N/A           1,077
  McAlister........................................    1,510     1,589         N/A           1,353
                                                     -------   -------     -------        --------
  Combined.........................................  $49,748   $74,913     $33,891        $167,573
                                                     =======   =======     =======        ========
Net income (loss)
  Service Experts..................................  $   708   $ 3,110     $ 1,827        $  9,742
  Iapaluccio.......................................       27        84          17             N/A
  Parrott..........................................   (1,371)      360         N/A             816
  TML..............................................      380        38         N/A             596
  Hawk.............................................       19        26         N/A             166
  McAlister........................................       68       121         N/A             195
                                                     -------   -------     -------        --------
  Combined.........................................  $  (169)  $ 3,739     $ 1,844        $ 11,515
                                                     =======   =======     =======        ========

3.  RECAPITALIZATION, INITIAL PUBLIC OFFERING AND SECONDARY OFFERING

     On August 21, 1996, the Company completed an initial public offering ("IPO") of 2,587,500 shares of Common Stock at $13.00 per share. Simultaneously with the closing of the IPO, the Company issued 3,369,538 shares of Common Stock and distributed $18,699,000 in cash (exclusive of 1,153,098 shares issued and $5,027,947 cash distributed to the former stockholders of the Acquiring Company) in exchange for the capital stock of the Predecessor Companies. The exchange is being accounted for utilizing the historical cost basis in accordance with SAB 48 with the stock being valued at the historical cost of the net assets exchanged. Cash consideration given in these acquisitions is treated for accounting purposes as a dividend from the Company.

     On March 18, 1997, the Company completed a secondary public stock offering, which involved a sale to the public of 1,850,000 shares of Common Stock at $22.00 per share which resulted in $38.0 million in net proceeds to the Company. A portion of the net proceeds was used to pay the cash portion of the consideration

                             SERVICE EXPERTS, INC.

for acquisitions and to repay certain indebtedness arising from acquisitions. The remaining proceeds were used to fund the Company's capital expenditures, acquisitions and for general corporate purposes.

4.  ACQUISITIONS

     On November 18, 1996, the Company filed a shelf Registration Statement on Form S-4 (the "Shelf Registration Statement") covering securities with a collective aggregate offering price of $50.0 million for use in acquisitions. The following table sets forth certain information regarding acquisitions in 1996 and 1997:

                                  SERVICE      TOTAL       TOTAL
                                  CENTERS    COMPANIES    SHARES         CASH            TOTAL
                                  ACQUIRED   ACQUIRED     ISSUED     CONSIDERATION   CONSIDERATION
                                  --------   ---------   ---------   -------------   -------------
                                                                            (IN THOUSANDS)
1996
Fourth Quarter...................    13         17       2,498,000      $ 2,983         $44,038

1997
First Quarter....................     7         13         772,000       15,126          28,287
Second Quarter...................     9         18         470,000       10,788          21,625
Third Quarter....................    10         20         717,000       10,252          30,254
Fourth Quarter...................    12         20         540,000        6,949          22,612

     The Company established an escrow account equal to 10% of the purchase price for each acquisition, subject to final closing adjustments. The purchase price was allocated to the acquired assets based on the fair values of those assets as determined by the Company as set forth below for the acquisitions accounted for under the purchase method:

                                                               1996        1997
                                                              -------    --------
                                                                (IN THOUSANDS)
Current assets..............................................  $ 7,032    $ 23,622
Property, buildings and equipment...........................    2,593      11,106
Other assets................................................      392       1,665
Goodwill....................................................   32,337      73,930
Liabilities assumed.........................................   (6,787)    (20,494)
                                                              -------    --------
          Purchase price....................................  $35,567    $ 89,829
                                                              =======    ========

     The Company has four purchase agreements which provide for contingent payments based on the four acquired companies achieving specified levels based on earnings before income taxes, depreciation and amortization (EBITDA), pretax income or net income during the 12 month period subsequent to the acquisition. The maximum additional consideration under these earn-out agreements is approximately $5.9 million. Any such payments will be capitalized as goodwill.

     In connection with the acquisitions, the Company incurred $148,000 in costs associated with the termination of acquired companies' 401(k) plans. These amounts were capitalized as a part of the purchase price.

                             SERVICE EXPERTS, INC.

OTHER INFORMATION REGARDING ACQUISITIONS

     All of the foregoing acquisitions were accounted for using the purchase method of accounting. The allocation of the purchase price associated with the acquisitions has been determined by the Company based upon available information and is subject to further refinement. The operating results of the acquired companies have been included in the accompanying consolidated statements of operations from the respective dates of acquisition. The following unaudited pro forma results of operations give effect to the operations of the entities acquired as if the respective transactions had occurred as of the first day of the fiscal year immediately preceding the year of the transactions. The pro forma results of operations do not purport to represent what the Company's results of operations would have been had such transactions in fact occurred at the beginning of the years presented or to project the Company's results of operations in any future period.

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1995       1996       1997
                                                              --------   --------   --------
                                                                  (IN THOUSANDS, EXCEPT
                                                                     PER SHARE DATA)
Net revenue.................................................  $136,928   $257,429   $286,024
Net income..................................................     4,360     12,165     15,845
Income per common share:
  Basic.....................................................  $    .38   $    .90   $   1.05
  Diluted...................................................  $    .38   $    .90   $   1.04

     Subsequent to December 31, 1997, the Company completed the acquisition of eight Service Centers by issuing approximately 321,000 shares of Common Stock and paying cash consideration of approximately $6.0 million. The following unaudited pro forma results of operations give effect to the operations of the entities acquired during 1997 and subsequent to December 31, 1997 as if the respective transactions had occurred as of the first day of the fiscal year immediately preceding the year of the transactions. The pro forma results of operations do not purport to represent what the Company's results of operations would have been had such transactions in fact occurred at the beginning of the years presented or to project the Company's results of operations in any future period.

                                                                   YEAR ENDED
                                                                  DECEMBER 31,
                                                              ---------------------
                                                                1996        1997
                                                              ---------   ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                 PER SHARE DATA)
Net revenue.................................................  $282,300    $313,454
Net income..................................................    13,091      16,984
Income per common share:
  Basic.....................................................  $    .96    $   1.12
  Diluted...................................................  $    .96    $   1.11

                             SERVICE EXPERTS, INC.

5.  CONTRACTS IN PROCESS

     Information relative to contracts in process is as follows:

                                                                 DECEMBER 31,
                                                              -------------------
                                                               1996        1997
                                                              -------    --------
                                                                (IN THOUSANDS)
Contracts on the percentage-of-completion method:
  Expenditures on uncompleted contacts......................  $ 6,944    $ 19,974
  Estimated earnings........................................    2,348       7,127
                                                              -------    --------
                                                                9,292      27,101
Less applicable billings....................................   (9,565)    (26,578)
                                                              -------    --------
                                                              $  (273)   $    523
                                                              =======    ========
Included in the accompanying consolidated balance sheets
  under the following captions:
  Costs and estimated earnings in excess of billings........  $   525    $  1,805
  Billings in excess of costs and estimated earnings........     (798)     (1,282)
                                                              -------    --------
                                                              $  (273)   $    523
                                                              =======    ========

     Progress billings on contracts bear a relation to costs incurred, but are not indicative of the ultimate profit or loss on a contract.

6.  NOTES RECEIVABLE

     Notes receivable are accepted from members of Contractor Success Group, Inc. who desire to finance a portion of their initial membership fee. The original principal balance generally does not exceed $15,000 and the notes typically involve a three-year term, accrue interest at 18.0% and are payable in equal monthly installments. The notes are periodically reviewed for collectibility and reserves are established at the time it appears that collectibility is uncertain.

     Also included in notes receivable is a note receivable with a balance of $181,000 and $174,000 at December 31, 1996 and 1997, respectively, which bears interest at 9.0% and is due in monthly installments with all unpaid principle due and payable as a balloon payment on July 1, 2009.

                             SERVICE EXPERTS, INC.

7.  LEASES

     Total rental expense for all operating leases was $254,000, $574,000 and $2,863,000 for 1995, 1996 and 1997, respectively. The Company leases office and warehouse space from various stockholders of the Company. These lease agreements expire at various dates through 2006. The major facilities' leases are for terms of two to ten years and generally provide renewal options for terms up to five additional years. In addition, some leases contain purchase options. Management expects that in the normal course of business, most leases that expire will be renewed or replaced by other leases. Related party rental expense for 1995, 1996 and 1997 was $215,000, $362,000 and $1,513,000, respectively. The Company leases certain vehicles and office and warehouse facilities under terms of non-cancelable operating lease agreements which expire at various dates through 2006. Minimum rental commitments at December 31, 1997 under operating leases having an initial non-cancelable term of one year or more are as follows:

                                                       CAPITAL   OPERATING   RELATED
                                                       LEASES     LEASES      PARTY    TOTAL
                                                       -------   ---------   -------   ------
                                                                   (IN THOUSANDS)
1998.................................................     59         652      1,951     2,662
1999.................................................     55         569      1,910     2,534
2000.................................................     26         546      1,819     2,391
2001.................................................     --         433      1,584     2,017
2002.................................................     --         192        625       817
Thereafter...........................................     --         109        648       757
                                                        ----       -----      -----    ------
                                                         140       2,501      8,537    11,178
                                                                   =====      =====    ======
Less amounts representing interest...................     19
                                                        ----
Present value of net minimum rentals (including $50
  classified as current).............................   $121
                                                        ====

     The carrying value of assets under capital leases, which are included with owned assets in the accompanying consolidated balance sheets is $154,000 at December 31, 1996 and $120,000 at December 31, 1997.

     Amortization of the assets under capital leases is included in depreciation expense.

8.  LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                DECEMBER 31,
                                                              -----------------
                                                               1996      1997
                                                              ------    -------
                                                               (IN THOUSANDS)
Line of credit and short-term debt..........................  $1,477    $15,500
Mortgage notes payable......................................   1,167         --
Installment and equipment notes.............................     207        316
Other.......................................................   3,076         --
                                                              ------    -------
                                                               5,927     15,816
Less current portion........................................   2,111        224
                                                              ------    -------
                                                              $3,816    $15,592
                                                              ======    =======

     At December 31, 1996, the Company had a Revolving Line of Credit agreement with a Nashville, Tennessee bank for up to $10.0 million to be used for working capital purposes and acquisitions and a Discretionary Line of Credit agreement with a Nashville, Tennessee bank for up to $10.0 million to be used

                             SERVICE EXPERTS, INC.

for acquisitions or such other purposes as may be approved by the bank. Any principal amounts outstanding on the Lines of Credit were due on September 10, 1998. At December 31, 1996, there were no amounts outstanding under the above Lines of Credit.

     During September 1997, the Company terminated its $20.0 million Lines of Credit and entered into a $50.0 million revolving credit facility with a banking syndication available through September 3, 1999 (the "Credit Facility"). In addition to a revolving credit loan, the Credit Facility provides for a swing line commitment in the principal amount of up to $2.0 million. The Credit Facility also provides stand by letters of credit of up to $5.0 million in the aggregate. The maximum total amount available to be advanced under the revolving credit loan, swing line commitment and letters of credit is $50.0 million. The Company may make principal payments under the revolving credit notes at any time, subject to minimum repayment amounts, for non-LIBOR advances and at the end of the interest period for LIBOR advances.

     Borrowings under the revolving credit loan bear interest, at the Company's option, (i) the higher of the Banks' base rate or the federal funds rate plus
 .5% or (ii) a 30, 60 or 90-day LIBOR plus a variable margin of from 75 to 150 basis points depending on the Company's funded debt to EBIA ratio determined on a quarterly basis. Advances under the swing line bear interest at the banks' base rate. All of the Company's subsidiaries have guaranteed the repayment of indebtedness under the Credit Facility. The Credit Facility requires an annual commitment fee, ranging from 20 to 37.5 basis points, of the average unused portion of the revolving credit loan.

     The Credit Facility contains covenants with respect to the maintenance of certain financial ratios, maintaining a specified minimum net worth, limiting the incurrence of additional indebtedness, the sale of substantial assets, consolidations or mergers by the Company and the payments of dividends. At December 31, 1997, the Company was in compliance with all covenants. There were no amounts outstanding under letters of credit at December 31, 1996 and 1997.

     The Company had a mortgage note payable to Free Will Baptist, Inc. that was secured by the Company's office building and related land. The loan required monthly installments of $8,400, including fixed principal and imputed interest. The mortgage was transferred to the former shareholders of the Acquiring Company on June 30, 1996 (see Note 13). The Company also had various mortgage notes payable to various lenders which were secured by real estate. These notes were paid off during 1997. In addition, the Company also had a $1.5 million line of credit. The line of credit bore interest of a variable rate of the lender's prime rate of interest plus 1.75% (9.875% at December 31, 1996). The line of credit was secured by approximately $4.5 million of the accounts receivable and inventory. At December 31, 1996, there was $1,477,000 outstanding under this line of credit. The Company terminated this line of credit during 1997.

     The Company has various installment and equipment loans to various lenders which are secured by vehicles and equipment. These loans bear interest at various fixed rates ranging from 8.25% to 15.50% per annum with maturity dates through 2000.

     As of December 31, 1997, the aggregate amounts of annual principal maturities of long-term debt are as follows (in thousands):

1998........................................................  $   224
1999........................................................   15,569
2000........................................................       23
                                                              -------
                                                              $15,816
                                                              =======

                             SERVICE EXPERTS, INC.

9. STOCKHOLDERS' EQUITY AND STOCK PLANS

INCENTIVE STOCK OPTION PLAN

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("Statement 123"), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Had compensation expense for the stock option plans been determined consistent with the provisions of Statement 123, the Company's net income and income per share would have been as follows:

                                                         YEAR ENDED DECEMBER 31,
                                                -----------------------------------------
                                                      1996                    1997
                                                -----------------      ------------------
                                                   AS       PRO           AS        PRO
                                                REPORTED   FORMA       REPORTED    FORMA
                                                --------   ------      --------   -------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income....................................   $3,739    $3,618      $15,266    $14,648
Income per common share:
  Basic.......................................   $  .74    $  .72      $  1.07    $  1.02
  Diluted.....................................   $  .74    $  .72      $  1.06    $  1.01

     The resulting pro forma disclosures may not be representative of that to be expected in future years.

     The fair value of these options was estimated at the date of the grant using the Black-Scholes option pricing model with the following range of assumptions used for the option grants which occurred during 1996 and 1997.

                                                          YEAR ENDED DECEMBER 31,
                                                         --------------------------
                                                            1996           1997
                                                         -----------    -----------
Volatility.............................................  .25 and .55        .34
Interest rate..........................................  5.97%-6.34%    5.37%-5.71%
Expected life (years)..................................       3              3
Dividend yields........................................     0.0%           0.0%

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

     Under the Company's stock option plans, non-qualified and incentive stock options to purchase Common Stock may be granted to officers, employees and directors. Stock options are exercisable over a period determined by the Board of Directors, but no longer than ten years after the date of the grant. The Company has reserved 1.3 million shares of Common Stock under the Company's 1996 Incentive Stock Option Plan (the "Incentive Plan").

                             SERVICE EXPERTS, INC.

NONQUALIFIED STOCK OPTION PLAN

     In May 1997, the Company adopted the Service Experts, Inc. 1997 Nonqualified Stock Option Plan (the "Nonqualified Option Plan") to award options to employees of the Company and certain others who provide significant services to the Company. Under the Nonqualified Option Plan options granted at any time by the Compensation Committee may not exceed that number of shares which equals the sum of (i) 9.5% of the total number of outstanding shares of Common Stock at that time, minus (ii) the number of shares of Common Stock that are authorized for issuance under the Incentive Plan. At December 31, 1997 no options had been issued under this plan.

NON-EMPLOYEE DIRECTOR STOCK OPTION PLAN

     The Company has a Non-Employee Director Stock Option Plan that provides for a maximum issuance of 100,000 shares of Common Stock for grant to non-management members of the Board of Directors.

     Options to purchase a total of 15,000 and 3,000 shares of Common Stock with an exercise price of $13.00 and $26.00 per share were issued during 1996 and 1997, respectively. Each option is exercisable in full upon receipt and shall expire ten years after the grant date.

     Information regarding the option plans for 1996 and 1997 are summarized below:

                                                                                      WEIGHTED
                                                                                      AVERAGE
                                                           STOCK     OPTION PRICE     EXERCISE
                                                          OPTIONS      PER SHARE       PRICE
                                                          -------    -------------    --------
Balance, January 1, 1996................................       --         --               --
Granted.................................................  517,811    $13.00-$17.25     $16.92
Exercised...............................................       --         --               --
Cancelled...............................................       --         --               --
                                                          -------
Balance, December 31, 1996..............................  517,811    $13.00-$17.25     $16.92
Granted.................................................  220,000    $25.75-$27.00     $26.19
Exercised...............................................       --         --               --
Cancelled...............................................  (72,415)   $13.00-$17.25     $16.92
                                                          -------
Balance, December 31, 1997..............................  665,396    $13.00-$27.00     $19.96
                                                          =======

                                                                1996        1997
                                                              --------    --------
Weighted average fair value of options granted during the
  year......................................................  $   4.27    $   7.91
Weighted average remaining contractual life of options......       8.7(1)      9.4
Options available for grant.................................   182,189     634,604

---------------

(1) 1996 has been restated to reflect the cancellation of options during 1997.

EMPLOYEE STOCK PURCHASE PLANS

     In June 1996, the Company adopted an Employee Stock Purchase Plan (the "Employee Purchase Plan"). A total of 200,000 shares of Common Stock have been reserved for issuance under the Employee Purchase Plan. Employees are eligible to participate in the Employee Purchase Plan if they are employed by the Company or a participating subsidiary for at least 20 hours a week and more than five months in any calendar year and have been employed for at least six months since their last date of hire. The Employee Purchase Plan allows participants to purchase shares of Common Stock in connection with option periods commencing on January 1 of each year and ending the following December 31.

                             SERVICE EXPERTS, INC.

     In June 1997, the Company adopted a nonqualified stock purchase plan (the "Nonqualified Purchase Plan"). The Company has reserved 100,000 shares of Common Stock for issuance under the Nonqualified Purchase Plan. Participation in the Nonqualified Purchase Plan is generally limited to individuals who were not employed by the Company or one of its subsidiaries on January 1 of a calendar year and, accordingly, were not eligible to receive an option under Employee Purchase Plan. The Nonqualified Purchase Plan allows participants to purchase shares of Common Stock in connection with option periods commencing on July 1 of each year and ending the following December 31. The Employee Purchase Plan and the Nonqualified Purchase Plan are referred to collectively as the "Purchase Plans."

     Each Purchase Plan permits eligible employees of the Company and certain of its subsidiaries to purchase shares of Common Stock through payroll deductions, which may not exceed 10% of the employee's base compensation, at a price equal to 85% of the fair market value of the shares of Common Stock at the beginning of the option period or at the end of the option period, whichever is lower. During 1997, the Company issued 22,355 shares under the Employee Purchase Plan. The Company expects to issue in 1998 approximately 54,000 shares under the Purchase Plans for the 1997 plan year.

WARRANTS

     In connection with the Company's IPO, Equitable Securities Corporation received warrants to purchase 82,391 shares of the Company's Common Stock at an exercise price of $13.00 per share. The warrants are exercisable for a period of five years. The Company also issued warrants in connection with its acquisition of ProAir Services, L.P. to purchase 200,000 shares of the Company's Common Stock at an exercise price of $22.00 per share. These warrants are exercisable for a period of five years. At December 31, 1997, no warrants had been exercised.

INCOME (LOSS) PER SHARE

     The following table sets forth the computation of basic and diluted income per share:

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                               1995     1996     1997
                                                              ------   ------   -------
                                                              (IN THOUSANDS, EXCEPT PER
                                                                     SHARE DATA)
Numerator:
  Net income (loss).........................................  $ (169)  $3,739   $15,266
                                                              ------   ------   -------
  Numerator for basic income (loss) per share--income (loss)
     available to common stockholders.......................    (169)   3,739    15,266
                                                              ------   ------   -------
  Numerator for diluted income (loss) per share--income
     (loss) available to common stockholders after assumed
     conversions............................................  $ (169)  $3,739   $15,266
Denominator:
  Denominator for basic income (loss) per
     share--weighted-average shares.........................   2,132    5,022    14,305
  Effect of dilutive securities:
     Employee stock options.................................      --       21       111
     Warrants...............................................      --        8        37
                                                              ------   ------   -------
  Dilutive potential common shares..........................      --       29       148
     Denominator for diluted income (loss) per
      share--adjusted weighted-average shares and assumed
      conversions...........................................   2,132    5,051    14,453
                                                              ======   ======   =======
Basic income (loss) per share...............................  $ (.08)  $  .74   $  1.07
                                                              ======   ======   =======
Diluted income (loss) per share.............................  $ (.08)  $  .74   $  1.06
                                                              ======   ======   =======

                             SERVICE EXPERTS, INC.

10.  EMPLOYEE BENEFIT PLANS

     The Company has defined-contribution employee benefit plans incorporating provisions of section 401(k) of the Internal Revenue Code and the Davis-Bacon Act. Generally, employees of the Company must have one year of service and work 500 hours during the plan year to be eligible. Under the plans' provisions, a plan member may make contributions, on a tax-deferred basis, from 1.0% to 20.0% of total compensation not to exceed the maximum established annually by the Internal Revenue Service. Under the plans matching contributions are made by the Company in amounts ranging from 1.0% to 50.0% of total contributions by a plan member, to a maximum of between 2.0% and 6.0% of the employee's total calendar year compensation. The Company's matching contributions totaled $358,000, $309,000 and $576,000 as of December 31, 1995, 1996 and 1997, respectively.

11.  COMMITMENTS AND CONTINGENT LIABILITIES

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

12.  INCOME TAXES

     Income tax expense consists of the following:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1995    1996      1997
                                                              ----   -------   ------
                                                                  (IN THOUSANDS)
Current:
  Federal...................................................  $ 56   $ 2,214   $7,539
  State.....................................................    46       463    2,103
                                                              ----   -------   ------
                                                               102     2,677    9,642
Deferred:
  Federal...................................................    --    (1,299)    (219)
  State.....................................................    44      (242)    (234)
                                                              ----   -------   ------
                                                                44    (1,541)    (453)
                                                              ----   -------   ------
Provision for income taxes..................................  $146   $ 1,136   $9,189
                                                              ====   =======   ======

                             SERVICE EXPERTS, INC.

     Significant components of the deferred tax assets and liabilities are as follows:

                                                               DECEMBER 31,
                                                              ---------------
                                                               1996     1997
                                                              ------   ------
                                                              (IN THOUSANDS)
Deferred tax liabilities:
  Contract billings.........................................  $  168   $  255
  Accounts receivable.......................................      33       --
  Inventory.................................................       9       20
  Depreciation and amortization.............................     378    1,714
  Other -- net..............................................      71       --
                                                              ------   ------
Deferred tax liabilities....................................     659    1,989
Deferred tax assets:
  Accounts receivable.......................................     268      553
  Warranty reserves.........................................     355      786
  Deferred revenue..........................................   1,045    2,683
  Accrued expenses..........................................     369      150
  Accounts payable..........................................      19       --
  Prepaid expenses..........................................      11       --
  Carryforwards, net........................................      44       37
  Other -- net..............................................     105       --
                                                              ------   ------
Total gross deferred tax assets.............................   2,216    4,209
                                                              ------   ------
          Net deferred tax assets...........................  $1,557   $2,220
                                                              ======   ======

     Management has evaluated the need for a valuation allowance for all or a portion of the deferred tax assets and believes that the deferred tax assets will be more likely than not realized. Accordingly, no valuation allowance has been recognized.

                                                                   DECEMBER 31,
                                                              ----------------------
                                                              1995    1996     1997
                                                              ----   ------   ------
                                                                  (IN THOUSANDS)
Tax provision at statutory rate (34% in 1995 and 1996 and
  35% in 1997)..............................................  $ (8)  $1,661   $8,559
State income tax less applicable federal tax benefit........    59      146    1,215
Adjustments to eliminate S corporations.....................    --     (218)    (469)
Less benefit of graduated tax rates.........................    95     (257)      --
Less benefit recognized upon termination of Subchapter S
  election for
  AC Service & Installation Co., Inc........................    --     (236)      --
Goodwill amortization.......................................    --       --      525
Other -- net................................................    --       40     (641)
                                                              ----   ------   ------
                                                              $146   $1,136   $9,189
                                                              ====   ======   ======

     The termination of S corporation status occurred on August 21, 1996 for AC Service and Installation Co., Inc., and a deferred tax asset of $236,000 was recorded. The effect of recognizing the deferred tax asset was included in the provision for income taxes.

13.  RELATED PARTY TRANSACTIONS

     In addition to the lease agreements with related parties in Note 7, the Company has the following related party transactions.

                             SERVICE EXPERTS, INC.

     The Company has one outstanding note receivable from a stockholder of the Company totaling $366,000 and $352,000 at December 31, 1996 and 1997, respectively. The note is payable in 180 monthly installments of $3,905 and bears annual interest of 9.0%.

     On June 30, 1996, the Company distributed land, buildings, accounts receivable and other assets with a net book value of $1,096,000 in satisfaction of mortgage notes payable of $488,000, shareholder notes payable of $343,000, and accrued compensation of $365,000 to the former shareholders of the Acquiring Company.

     James D. Abrams, a director and former chief operating officer of the Company, and John R. Young, an employee and stockholder of the Company, are principal stockholders of Service Now, Inc. ("Service Now"). Service Now is a 48% stockholder of SuccessWare, Inc. ("SuccessWare"), a corporation that provides management and financial information systems software to the Company. In 1996 and 1997, the Company and its subsidiaries made aggregate payments to SuccessWare of approximately $50,000 and $450,000, respectively.

     Mr. Abrams and Mr. Young are the sole stockholders of Fusion Filters, Inc. ("Fusion"), which licenses air filters and other products from manufacturers and sublicenses them to HVAC contractors, including certain of the Company's subsidiaries. The Company has not entered into any definitive agreements with Fusion, but certain Service Centers purchase filters from Fusion from time to time. In 1996 and 1997 the Company's Service Centers made aggregate payments to Fusion of approximately $450,000 and $895,000, respectively. The Company and many its subsidiaries also utilize, from time to time, the services of Travel Now, Inc., a travel agency, of which Mr. Abrams and Mr. Young are principal stockholders.

     The Company owns approximately a 39% interest in Future University, Inc. ("Future University"). Fees paid to Future University for training during 1996 and 1997 totaled approximately $75,000 and $260,000, respectively.

14.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Quarterly financial information for the years ended December 31, 1996 and 1997 are summarized below:

                                                                    1996
                                                    -------------------------------------
                                                                   QUARTER
                                                    -------------------------------------
                                                      1ST       2ND       3RD       4TH
                                                    -------   -------   -------   -------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenue.......................................  $11,269   $14,676   $20,916   $28,052
Gross profit......................................    3,188     4,256     6,178     8,663
Income before income taxes........................      224       322     1,899     2,430
Net income........................................      235       432     1,628     1,444
Income per share
  Basic...........................................  $   .11   $   .20   $   .30   $   .14
  Diluted.........................................  $   .11   $   .20   $   .30   $   .14

                                                                    1997
                                                    -------------------------------------
                                                                   QUARTER
                                                    -------------------------------------
                                                      1ST       2ND       3RD       4TH
                                                    -------   -------   -------   -------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenue.......................................  $41,963   $60,140   $65,470   $71,119
Gross profit......................................   14,444    20,587    24,264    24,799
Income before income taxes........................    3,394     7,304     7,566     6,191
Net income........................................    2,177     4,589     4,749     3,751
Income per share
  Basic...........................................  $   .18   $   .33   $   .32   $   .25
  Diluted.........................................  $   .18   $   .32   $   .32   $   .24

                             SERVICE EXPERTS, INC.

     The quarterly information for 1996 and the first two quarters of 1997 have been restated to reflect the results of the 1997 Pooled Companies.

     The 1996 and first three quarters of 1997 earnings per share amounts have been restated to comply with Statement of Financial Accounting Standards No. 128, Earnings per share.

15.  SUBSEQUENT EVENTS

     Subsequent to December 31, 1997, the Company has acquired ten HVAC businesses, of which eight are Service Centers, for an aggregate of approximately $6.8 million cash and approximately 321,000 shares of Common Stock. Additionally, the Company currently has agreements in principle to acquire four HVAC businesses (the "Pending Acquisitions"). The Pending Acquisitions are expected to close during the first six months of 1998. The consideration to be paid by the Company for these businesses is approximately $6.1 million, consisting of approximately 224,000 shares of Common Stock and approximately $200,000 cash. All of these transactions are expected to be accounted for using the purchase method. Of the purchase price, $4.9 million is expected to be allocated to intangible assets which are to be amortized over a 40-year period. On a pro forma basis, these companies generated revenue in 1997 of approximately $7.8 million. The acquisitions are subject to customary conditions, and there can be no assurance that the Company will be able to consummate all of the acquisitions or to successfully integrate the businesses of the acquired companies.

     Subsequent to year-end, a new lease agreement was entered into for the Company's corporate headquarters. This operating lease is for a term of five years commencing on May 1, 1998, pending completion of the construction of the new building. The minimum annual lease commitments are $361,000 for the first year and increases annually during the term of the lease to $425,000 in the fifth year. As a result of this agreement, the Company will cancel its current lease obligation but will not incur any fees or penalties associated with such cancellation.

     On February 3, 1998, warrants issued in connection with the acquisition of ProAir Services, L.P. were exercised. The holder of the Warrants purchased 34,634 shares of common stock at an exercise price of $22.00 per share.

     In March 1998, the Company adopted the Service Experts, Inc. Service Center Stock Option Plan (the "Service Center Option Plan") to award options to employees of the Company who are not executive officers or subject to Section 16(b) of the Securities Exchange Act of 1934, as amended. A total of 214,697 shares of Common Stock have been reserved for issuance under the Service Center Option Plan. No options have been issued under the Service Center Option Plan.