Form 10-Q
period 1998-03-31
SERVICE EXPERTS INC
filed 1998-05-15
CIK 1017609

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

           SIX CADILLAC DRIVE - SUITE 400, BRENTWOOD, TENNESSEE 37027
               (Address of principal executive offices) (zip code)
       Registrant's telephone number, including area code: (615) 371-9990

           111 WESTWOOD PLACE - SUITE 420, BRENTWOOD, TENNESSEE 37027
              (Former Name, Former Address and Former Fiscal Year,
                         if changed since last report)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes X       No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                CLASS                             OUTSTANDING AT MAY 13, 1998
     COMMON STOCK, $.01 PAR VALUE                          16,217,450

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              SERVICE EXPERTS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                            DECEMBER 31,      MARCH 31,
                                                               1997             1998
                                                             ---------       ---------
                                                                            (UNAUDITED)
                                                                   (IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents                                  $  11,192       $  21,678
  Accounts receivable:
    Trade, net of allowance for doubtful accounts
      of $1,550,000 in 1997 and $1,362,000 in 1998              29,129          29,541
    Related party                                                  202             297
    Employee                                                       365             430
    Other                                                        2,099           3,061
                                                             ---------       ---------
                                                                31,795          33,329
  Inventories                                                   11,570          20,287
  Costs and estimated earnings in excess of billings             1,805           2,423
  Prepaid expenses and other current assets                      2,458           3,525
  Current portion of notes receivable - related parties             14              14
  Current portion of notes receivable - other                      284             284
  Deferred income taxes                                          3,896           3,940
                                                             ---------       ---------
         Total current assets                                   63,014          85,480
Property, buildings and equipment:
  Land                                                           1,365           1,484
  Buildings                                                      3,252           3,611
  Furniture and fixtures                                         5,900           7,654
  Machinery and equipment                                        5,718           5,775
  Vehicles                                                      14,754          16,420
  Leasehold improvements                                         2,477           2,775
                                                             ---------       ---------
                                                                33,466          37,719
  Less accumulated depreciation and amortization                (8,986)        (10,685)
                                                             ---------       ---------
                                                                24,480          27,034
Notes receivable - related parties, net of
  current portion                                                  338             334
Notes receivable - other, net of current portion                   591             551
Goodwill                                                       105,158         120,943
Other assets                                                     1,229           1,496
                                                             ---------       ---------
         Total assets                                        $ 194,810       $ 235,838
                                                             =========       =========


                             See accompanying notes.

                                                        DECEMBER 31,     MARCH 31,
                                                            1997           1998
                                                            ----           ----
                                                                       (UNAUDITED)
                                                             (IN THOUSANDS)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable and accrued liabilities          $ 17,821      $ 13,080
  Accrued compensation                                       6,129         3,616
  Accrued warranties                                         2,139         2,436
  Income taxes payable                                         608         1,867
  Deferred revenue                                           6,816         7,238
  Billings in excess of costs and estimated earnings         1,282         1,091
  Current portion of long-term debt and capital
    lease obligations                                          274           274
                                                          --------      --------
         Total current liabilities                          35,069        29,602
Long-term debt and capital lease obligations, net
  of current portion                                        15,663        46,771
Deferred income taxes                                        1,676         1,781
Commitments and contingencies (see note 7)

Stockholders' equity:
Preferred stock, $.01 par value; 10,000,000
  shares authorized, no shares issued and
  outstanding                                                   --            --
Common stock, $.01 par value; 30,000,000
  shares authorized, 15,422,269 shares
  issued and outstanding at December 31, 1997
  and 15,931,231 shares issued and outstanding
  at March 31, 1998                                            154           159
Additional paid-in capital                                 122,673       134,833
Retained earnings                                           19,575        22,692
                                                          --------      --------
         Total stockholders' equity                        142,402       157,684
                                                          --------      --------
         Total liabilities and stockholders' equity       $194,810      $235,838
                                                          ========      ========


                             See accompanying notes.

                              SERVICE EXPERTS, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                                                THREE MONTHS ENDED
                                                     MARCH 31,
                                               1997             1998
                                               ----             ----
                                                    (UNAUDITED)
                                                   (IN THOUSANDS,
                                               EXCEPT PER SHARE DATA)
Net revenue                                  $ 41,963         $ 68,660
Cost of goods sold                             27,519           45,158
                                             --------         --------

Gross margin                                   14,444           23,502
Selling, general and
  administrative expenses                      11,193           18,178
                                             --------         --------

Income from operations                          3,251            5,324
Other income (expense):
  Interest expense                                (90)            (260)
  Interest income                                 129               97
  Other income                                    104              120
                                             --------         --------
                                                  143              (43)
Income before income taxes                      3,394            5,281
Provision (benefit) for income taxes:
  Current                                       1,785            2,077
  Deferred                                       (568)              87
                                             --------         --------
                                                1,217            2,164
                                             --------         --------
Net income                                   $  2,177         $  3,117
                                             ========         ========
Net income per share:
    Basic                                    $   0.18         $   0.20
                                             ========         ========
    Diluted                                  $   0.18         $   0.20
                                             ========         ========

Weighted average shares outstanding:
    Basic                                      12,136           15,733
                                             ========         ========
    Diluted                                    12,280           15,903
                                             ========         ========


                             See accompanying notes.

                              SERVICE EXPERTS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                          1997             1998
                                                          ----             ----
                                                               (UNAUDITED)
                                                              (IN THOUSANDS)
NET CASH FLOW PROVIDED BY (USED IN)
    OPERATING ACTIVITIES                                $  1,524         ($11,649)
INVESTING ACTIVITIES:
Payments on notes receivable                                 104               44
Purchase of property, buildings, and equipment            (2,703)          (2,313)
Cash acquired through purchase of business                 1,224              972
Payment of cash for acquired companies                   (15,126)          (7,132)
Increase in other assets                                     (20)            (229)
                                                        --------         --------
      Net cash used in
         investing activities                            (16,521)          (8,658)
FINANCING ACTIVITIES:
Issuance of stock, net of issuance costs                  38,220               --
Proceeds of long-term debt                                    93           30,899
Payments of long-term debt and capital leases               (167)            (106)
Payments on notes payable to related parties                (389)              --
                                                        --------         --------
      Net cash provided by
         financing activities                             37,757           30,793
Increase in cash and cash equivalents                     22,760           10,486
Cash and cash equivalents at beginning of period          10,806           11,192
                                                        --------         --------
Cash and cash equivalents at end of period              $ 33,566         $ 21,678
                                                        ========         ========


SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid                                           $     90         $    260
                                                        ========         ========
Income taxes paid                                       $    534         $  1,043
                                                        ========         ========


                             See accompanying notes.

                              SERVICE EXPERTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                           MARCH 31, 1998 (UNAUDITED)

1 - BASIS OF PRESENTATION

OVERVIEW

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

2 - NEWLY ISSUED ACCOUNTING STANDARDS

Service Experts, Inc. ("the Company") adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" on January 1, 1998 which had no impact on the Company's financial statements.

In June 1997, the Financial Accounting Standards Board ("the FASB") issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("Statement 131"). Statement 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company will adopt Statement 131 beginning with its year ending December 31, 1998. Management of the Company is presently evaluating the new standard in order to determine its effect, if any, on the way the Company might report its operations in the future.

3 - SECONDARY STOCK OFFERING

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

4 - ACQUISITIONS

The following table sets forth certain information regarding acquisitions in 1997 and 1998:


                          Service        Total        Total
                          Centers     Companies      Shares           Cash                 Total
                         Acquired      Acquired      Issued       Consideration        Consideration
                         --------     ---------      ------       -------------        -------------
                                                                           (in thousands)
1997
First Quarter                7             13         772,000          15,126               28,287
Second Quarter`              9             18         470,000          10,788               21,625
Third Quarter               10             20         717,000          10,252               30,254
Fourth Quarter              12             20         540,000           6,949               22,612

1998
First Quarter               10             19         389,000         $ 8,626              $19,242

OTHER INFORMATION REGARDING ACQUISITIONS

All of the foregoing acquisitions were accounted for using the purchase method of accounting, except for five acquisitions in 1997 which were accounted for as poolings of interests. The allocation of the purchase price associated with the acquisitions has been determined by the Company based upon available information and is subject to further refinement. In computing the purchase price for accounting purposes, the value of shares is determined using the value of shares set forth in the acquisition agreement, less a discount ranging from 0% to 20% (as determined by an independent investment banking firm), because of restrictions on the sale and transferability of the shares issued. The discount to the purchase price on acquisitions from January 1, 1998 through March 31, 1998 is $1.4 million. Asset and equity balances have been reduced accordingly, with no impact on net income. This reduction in goodwill will impact amortization expense in future periods. The operating results of the acquisitions, except for the five pooled companies, have been included in the accompanying consolidated statements of income from the respective dates of acquisition. The following unaudited pro forma results of operations give effect to the operations of these entities as if the respective transactions had occurred as of the beginning of the periods presented. The pro forma results of operations have been adjusted for additional income tax provisions for state and federal taxes as certain of the acquired companies previously were taxed as subchapter S corporations. The pro forma results of operations neither purport to represent what the Company's results of operations would have been had such transactions in fact occurred at the beginning of the periods presented nor purport to project the Company's results of operations in any future period.

                         PRO FORMA RESULTS OF OPERATIONS

                                                              THREE MONTHS
                                                                  ENDED
                                                                MARCH 31,
                                                         1997              1998
                                                         ----              ----
                                                             (IN THOUSANDS,
                                                               EXCEPT PER
                                                               SHARE DATA)
Net revenue                                             $66,754          $71,097
Gross margin                                             23,480           24,238
Net income                                                2,367            3,120
Net income per share:
    Basic                                                 $0.17            $0.20
    Diluted                                               $0.17            $0.19

5 - INCOME TAXES

The income tax provisions recorded for the three months ended March 31, 1997 and 1998 differ from the expected income tax provision due primarily to goodwill amortization, a portion of which is non deductible for Federal income tax purposes and the provision for state income taxes.

6 - NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                           1997             1998
                                                                           ----             ----
                                                                               (IN THOUSANDS,
                                                                                 EXCEPT PER
                                                                                 SHARE DATA)
Numerator:
  Net income                                                             $2,177           $3,117
                                                                         ------           ------

  Numerator for basic income per share - income available
    to common stockholders                                                2,177            3,117
                                                                          -----            -----


  Numerator for diluted income per share - income available
    to common stockholders after assumed conversions                      2,177            3,117
                                                                          -----            -----

Denominator:
  Denominator for basic income per share - weighted average
    shares                                                               12,136           15,733
  Effect of dilutive securities:
    Employee stock options                                                  117              118
    Warrants                                                                 27               52
                                                                         ------           ------

  Dilutive potential common shares                                          144              170
    Denominator for diluted income per share - adjusted
      weighted-average shares and assumed conversions                    12,280           15,903
                                                                         ======           ======

Basic net income per share                                               $ 0.18           $ 0.20
                                                                         ======           ======

Diluted net income per share                                             $ 0.18           $ 0.20
                                                                         ======           ======

7 - COMMITMENTS AND CONTINGENCIES

The Company currently, and from time to time, is expected to be subject to claims and suits arising in the ordinary course of business. Management continually evaluates contingencies based on the best available evidence and believes that adequate provision for losses has been provided to the extent necessary.

8 - SUBSEQUENT EVENTS

On April 28, 1998, the Company renegotiated an increase in its line of credit agreement with a banking syndication from $50.0 million to $100.0 million and extended the maturity date through April 30, 2001. The line is used for working capital purposes, acquisitions, or such other purposes as may be approved by the banking syndication.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

In 1997, the Company acquired 71 heating, ventilating and air conditioning ("HVAC") businesses and one consulting business (the "1997 Acquired Companies"), of which 38 are Service Centers. The consideration paid by the Company for the 1997 Acquired Companies was approximately $102.8 million, consisting of approximately 2.5 million shares of Common Stock, warrants to purchase 200,000 shares of Common Stock and approximately $43.1 million in cash. Five of the transactions were accounted for using the pooling of interests method of accounting, and the remainder were accounted for using the purchase method. Approximately $73.9 million of the consideration paid by the Company was allocated to intangible assets which are amortized over a 40-year period.

From January 1, 1998 through March 31, 1998, the Company acquired 19 HVAC businesses (the "1998 Acquired Companies"), of which 10 are Service Centers. The consideration paid by the Company for the 1998 Acquired Companies was approximately $19.2 million, consisting of approximately 389,000 shares of Common Stock and approximately $8.6 million in cash. All of these acquisitions were accounted for using the purchase method. Approximately $15.0 million of the consideration paid by the Company was allocated to intangible assets which are amortized over a 40-year period.

The 1997 and 1998 Acquired Companies (collectively, the "Acquired Companies") historically have been managed as independent private companies and, as such, their results of operations reflect different tax structures which have influenced, among other things, their historical levels of owner's compensation. Owners and certain key employees of the Acquired Companies have agreed to certain reductions in their compensation in connection with the acquisitions.

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

RESULTS OF OPERATIONS

Because of the significant effect of the acquisitions of the Acquired Companies, the Company's historical results of operations and period-to-period comparisons will not be indicative of future results and may not be meaningful. The Company plans to continue acquiring Service Centers in the future. The integration of acquired Service Centers and the addition of management personnel to support existing and future acquisitions may positively or negatively affect the Company's results of operations during the period immediately following acquisition.

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

         Net Revenue. Net revenue increased $26.7 million or 63.6% from $42.0 million for the three months ended March 31, 1997 to $68.7 million for the three months ended March 31, 1998. Approximately $23.5 million of the increase is attributable to the acquisition of new Service Centers between April 1997 and March 1998.

         Cost of Goods Sold. Cost of goods sold increased $17.6 million or 64.1% from $27.5 million for the three months ended March 31, 1997 to $45.2 million for the three months ended March 31, 1998. Approximately $15.2 million of this increase is attributable to the acquisition of new Service Centers between April 1997 and March 1998. The remaining increase was principally attributable to a shift in the product mix which had higher costs for parts and labor resulting in lower margins. As a percentage of net revenue, cost of goods sold increased 0.2% from 65.6% for the three months ended March 31, 1997 to 65.8% for the three months ended March 31, 1998.

         Gross Margin. Gross margin increased $9.1 million or 62.7% from $14.4 million for the three months ended March 31, 1997 to $23.5 million for the three months ended March 31, 1998. Approximately $8.3 million of this increase is attributed to the acquisition of new Service Centers between April 1997 and March 1998. As a percentage of net revenue, gross margin decreased 0.2% from 34.4% for the three months ended March 31, 1997 to 34.2% for the three months ended March 31, 1998.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $7.0 million or 62.4% from $11.2 million for the three months ended March 31, 1997 to $18.2 million for the three months ended March 31, 1998. This increase is attributable to the acquisition of new Service Centers between April 1997 and March 1998. As a percentage of net revenue, selling, general and administrative expenses decreased from 26.7% for the three months ended March 31, 1997 to 26.5% for the three months ended March 31, 1998.

         Income from Operations. Income from operations increased from $3.3 million for the three months ended March 31, 1997 to $5.3 million for the three months ended March 31, 1998, an increase of 63.8%. Income from operations as a percentage of net revenue was 7.8% for the three months ended March 31, 1997 and 1998.

         Other Income (Expense). Other income decreased $186,000 or 130.1% from $143,000 for the three months ended March 31, 1997 to ($43,000) for the three months ended March 31, 1998. Other income as a percent of net revenue decreased from 0.3% for the three months ended March 31, 1997 to (0.1%) for the three months ended March 31, 1998. This decrease is primarily because of interest costs incurred on debt used to fund acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1998, the Company had working capital of $55.9 million including cash and cash equivalents of $21.7 million. The ratio of current assets to current liabilities was 2.9 to 1.0 at March 31, 1998 and 1.8 to 1.0 at December 31, 1997.

The Company's principal capital needs arise from the acquisition of new HVAC businesses and the costs associated with such expansion. Net cash flow provided by (used in) operating activities decreased from $1.5 million for the three months ended March 31, 1997 to ($11.6) million for the three months ended March 31, 1998. This decrease was the result of the purchase of $7.7 million in inventory and the payment of $6.9 million in trade payables and accrued liabilities. Cash used in investing activities was primarily attributable to the acquisition of HVAC businesses.

The Company's ability to acquire new HVAC businesses will depend on a number of factors, including the ability of management of the Company to identify favorable target businesses and to negotiate favorable acquisition terms, the availability of adequate financing and other factors, many of which are beyond the control of the Company. In addition, there can be no assurance that the Company will be successful in identifying and acquiring Service Centers, that the Company can integrate newly acquired Service Centers into the Company's operations or that the Company's new Service Centers will generate sales revenue or profit margins consistent with those of the Company's existing Service Centers.

On March 18, 1997, the Company completed a secondary offering of 1,850,000 shares of its Common Stock at $22.00 per share. The proceeds to the Company, net of expenses and underwriters' discounts and commissions, were approximately $38.0 million. The Company used the proceeds for planned capital expenditures, acquisitions and general corporate purposes.

At March 31, 1998, the Company had a $50.0 million unsecured revolving credit facility with a banking syndication available through September 3, 1999 (the "Credit Facility"). Effective April 28, 1998, the Company renegotiated this line increasing the amount available to $100.0 million and extending the maturity date to April 30, 2001. Borrowings under the Credit Facility bear interest, at the election of the Company, at either (i) the higher of the agent's base lending rate or the federal funds rate plus one-half of one percent per annum or
(ii) a variable rate equal to the 30, 60, 90 or 180-day LIBOR, as such rate changes from time to time, plus a variable margin of from 62.5 to 150 basis points depending on the Company's funded debt to EBITDA ratio determined on a quarterly basis. All of the Company's subsidiaries have guaranteed the repayment of indebtedness under the Credit Facility. The Credit Facility contains covenants with respect to the maintenance of certain financial ratios and specified net worth and limiting the incurrence of additional indebtedness, the sale of substantial assets, consolidations or mergers by the Company and the payment of dividends.

The Company currently has on file with the Securities and Exchange Commission a shelf Registration Statement on Form S-4 (Registration No. 333-12319) (the "Shelf Registration Statement") covering securities with a collective aggregate offering price of $50.0 million for use in future acquisitions of HVAC businesses. Under the Shelf Registration Statement the Company may issue shares of Common Stock, warrants to purchase Common Stock and debt securities in connection with acquisitions.

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

INFLATION

The HVAC industry is labor intensive. Wages and other expenses increase during periods of inflation and when shortages in marketplaces occur. In addition, suppliers pass along rising costs to the Company in the form of higher prices. The Company has generally been able to offset increases in operating costs by increasing charges, expanding services and implementing cost control measures to curb such increases. The Company cannot predict its ability to offset or control future cost increases.

FORWARD LOOKING STATEMENTS

This discussion contains certain forward-looking statements, including those relating to the acquisition of additional HVAC service and replacement businesses, each of which is accompanied by specific, cautionary language describing factors that could cause different results than anticipated.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No disclosure is required.

                                     PART II
                                OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

EXHIBIT
NUMBER    DESCRIPTION OF EXHIBITS
-------   -----------------------
 3.1      --      Restated Certificate of Incorporation of the Registrant(a)

 3.2      --      Bylaws of the Registrant(a)

 4        --      Form of Common Stock Certificate(b)

10.1      --      Form of Agreement and Plan of Merger among certain of the Registrant's subsidiaries, a wholly-owned subsidiary of the Registrant and the
                  Registrant(c)

10.2      --      Form of Stock Purchase Agreement between the former stockholders of certain of the Registrant's subsidiaries and the Registrant(d)

27.1      --      Financial Data Schedule March 31, 1998 (for SEC use only)

27.2      --      Restated Financial Data Schedule March 31, 1997 (for SEC use only)

 (a) Incorporated by reference to the exhibits filed with the Registrant's Registration Statement on Form S-1, Registration No. 333-07037.

 (b) Incorporated by reference to the exhibits filed with the Registrant's Registration Statement on Form 8-A, File No. 000-21173.

 (c) Incorporated by reference to the exhibits filed with the Registrant's Registration Statement on Form S-4, File No. 333-12319.

 (d) Incorporated by reference to the exhibits filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 001-13037.



(b)      Reports on Form 8-K.

         The Company filed a Current Report on Form 8-K on January 8, 1998 containing the Selected Consolidated Financial Data, Management's Discussion and Analysis of Financial Condition and Results of Operations and consolidated financial statements of the Company giving retroactive effect to certain business combinations accounted for as poolings of interests and the audited financial statements of an acquired company pursuant to Item 5 of Form 8-K.

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

Date: May 15, 1998