Form 10-Q/A
period 1998-03-31
SERVICE EXPERTS INC
filed 1998-08-14
CIK 1017609

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

                               Yes X       No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                CLASS                            OUTSTANDING AT AUGUST 12, 1998
     COMMON STOCK, $.01 PAR VALUE                          16,629,085

                                  FORM 10-Q/A

     The registrant has filed this report to increase the number of weighted average shares outstanding used to calculate basic and diluted net income per share for the three month period ended March 31, 1997 to include shares issued in connection with the acquisition in 1997 of five HVAC businesses accounted for as poolings of interests. This inadvertent omission had no impact on the previously reported basic and diluted net income per share for the year ended December 31, 1997 and for the three months ended March 31, 1998.

     The registrant hereby amends the following items of its Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, as set forth in the pages attached hereto:

     Part I - Financial Information

              Item 1. Financial Statements (to amend the March 31, 1997 weighted average shares outstanding and net income per share)


     Part II - Other Information

              Item 6. Exhibits and Reports on Form 8-K (to amend Exhibit 27.2 Amended Financial Data Schedule March 31, 1997 for net income per share)

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

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
                                                          ========      ========


                             See accompanying notes.

                              SERVICE EXPERTS, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                                                THREE MONTHS ENDED
                                                     MARCH 31,
                                               1997             1998
                                               ----             ----
                                                    (UNAUDITED)
                                                   (IN THOUSANDS,
                                               EXCEPT PER SHARE DATA)
Net revenue                                  $ 41,963         $ 68,660
Cost of goods sold                             27,519           45,158
                                             --------         --------

Gross margin                                   14,444           23,502
Selling, general and
  administrative expenses                      11,193           18,178
                                             --------         --------

Income from operations                          3,251            5,324
Other income (expense):
  Interest expense                                (90)            (260)
  Interest income                                 129               97
  Other income                                    104              120
                                             --------         --------
                                                  143              (43)
Income before income taxes                      3,394            5,281
Provision (benefit) for income taxes:
  Current                                       1,785            2,077
  Deferred                                       (568)              87
                                             --------         --------
                                                1,217            2,164
                                             --------         --------
Net income                                   $  2,177         $  3,117
                                             ========         ========
Net income per share:
    Basic                                    $   0.17         $   0.20
                                             ========         ========
    Diluted                                  $   0.17         $   0.20
                                             ========         ========

Weighted average shares outstanding:
    Basic                                      12,708           15,733
                                             ========         ========
    Diluted                                    12,851           15,903
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

4 - ACQUISITIONS

The following table sets forth certain information regarding acquisitions in 1997 and 1998:


                          Service        Total        Total
                          Centers     Companies      Shares           Cash                 Total
                         Acquired      Acquired      Issued       Consideration        Consideration
                         --------     ---------      ------       -------------        -------------
                                                                           (in thousands)
1997
First Quarter                7             13         772,000        $ 15,126              $28,287
Second Quarter`              9             18         470,000          10,788               21,625
Third Quarter               10             20         717,000          10,252               30,254
Fourth Quarter              12             20         540,000           6,949               22,612

1998
First Quarter               10             19         389,000           8,626               19,242

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

6 - NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                           1997             1998
                                                                           ----             ----
                                                                               (IN THOUSANDS,
                                                                                 EXCEPT PER
                                                                                 SHARE DATA)
Numerator:
  Net income                                                             $2,177           $3,117
                                                                         ------           ------

  Numerator for basic income per share - income available
    to common stockholders                                                2,177            3,117
                                                                          -----            -----


  Numerator for diluted income per share - income available
    to common stockholders after assumed conversions                      2,177            3,117
                                                                          -----            -----

Denominator:
  Denominator for basic income per share - weighted average
    shares                                                               12,708           15,733
  Effect of dilutive securities:
    Employee stock options                                                  117              118
    Warrants                                                                 26               52
                                                                         ------           ------

  Dilutive potential common shares                                          143              170
    Denominator for diluted income per share - adjusted
      weighted-average shares and assumed conversions                    12,851           15,903
                                                                         ======           ======

Basic net income per share                                               $ 0.17           $ 0.20
                                                                         ======           ======

Diluted net income per share                                             $ 0.17           $ 0.20
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

                                     PART II
                                OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

EXHIBIT
NUMBER    DESCRIPTION OF EXHIBITS
-------   -----------------------
 3.1      --      Restated Certificate of Incorporation of the Registrant(a)

 3.2      --      Bylaws of the Registrant(a)

 4        --      Form of Common Stock Certificate(b)

10.1      --      Form of Agreement and Plan of Merger among certain of the Registrant's subsidiaries, a wholly-owned subsidiary of the Registrant and the
                  Registrant(c)

10.2      --      Form of Stock Purchase Agreement between the former stockholders of certain of the Registrant's subsidiaries and the Registrant(d)

27.1      --      Financial Data Schedule March 31, 1998 (for SEC use only)

27.2      --      Amended Financial Data Schedule March 31, 1997 (for SEC use only)

------------
 (a) Incorporated by reference to the exhibits filed with the Registrant's Registration Statement on Form S-1, Registration No. 333-07037.

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

                                           SERVICE EXPERTS, INC.

                                           By: /s/ Anthony M. Schofield
                                           Anthony M. Schofield
                                           Chief Financial Officer

Date: August 14, 1998

                                 EXHIBIT INDEX

EXHIBIT
NUMBER    DESCRIPTION OF EXHIBITS
-------   -----------------------
 3.1      --      Restated Certificate of Incorporation of the Registrant(a)

 3.2      --      Bylaws of the Registrant(a)

 4        --      Form of Common Stock Certificate(b)

10.1      --      Form of Agreement and Plan of Merger among certain of the Registrant's subsidiaries, a wholly-owned subsidiary of the Registrant and the
                  Registrant(c)

10.2      --      Form of Stock Purchase Agreement between the former stockholders of certain of the Registrant's subsidiaries and the Registrant(d)

27.1      --      Financial Data Schedule March 31, 1998 (for SEC use only)

27.2      --      Amended Financial Data Schedule March 31, 1997 (for SEC use only)

------------
 (a) Incorporated by reference to the exhibits filed with the Registrant's Registration Statement on Form S-1, Registration No. 333-07037.

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