Form 10-Q
period 1998-06-30
SERVICE EXPERTS INC
filed 1998-08-14
CIK 1017609

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

   (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                              SERVICE EXPERTS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                             DECEMBER 31,   JUNE 30,
                                                                1997          1998
                                                                ----          ----
                                                                           (UNAUDITED)
                                                                   (IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents                                   $ 11,192      $  5,962
  Accounts receivable:
    Trade, net of allowance for doubtful accounts
      of $1,550 in 1997 and $1,764 in 1998                      29,129        42,407
  Related party                                                    202           370
  Employee                                                         365           495
  Other, including federal income tax receivable                 2,099         4,325
                                                              --------      --------
                                                                31,795        47,597
  Inventories                                                   11,570        22,035
  Costs and estimated earnings in excess of billings             1,805         2,348
  Prepaid expenses and other current assets                      2,458         4,595
  Current portion of notes receivable - related parties             14            14
  Current portion of notes receivable - other                      284           277
  Deferred income taxes                                          3,896         3,945
                                                              --------      --------
         Total current assets                                   63,014        86,773
Property, buildings and equipment:
  Land                                                           1,365         1,559
  Buildings                                                      3,252         3,539
  Furniture and fixtures                                         5,900        10,773
  Machinery and equipment                                        5,718         5,642
  Vehicles                                                      14,754        18,829
  Leasehold improvements                                         2,477         3,282
                                                              --------      --------
                                                                33,466        43,624
  Less accumulated depreciation and amortization                (8,986)      (12,163)
                                                              --------      --------
                                                                24,480        31,461
Notes receivable - related parties, net of
  current portion                                                  338           334
Notes receivable - other, net of current portion                   591           610
Unallocated purchase price                                          --         5,383
Goodwill                                                       105,158       148,695
Other assets                                                     1,229         2,000
                                                              --------      --------
         Total assets                                         $194,810      $275,256
                                                              ========      ========


                             See accompanying notes.

                                                             DECEMBER 31,    JUNE 30,
                                                                1997          1998
                                                                ----          ----
                                                                           (UNAUDITED)
                                                                  (IN THOUSANDS,
                                                                 EXCEPT SHARE DATA)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable and accrued liabilities               $ 17,821      $ 15,271
  Accrued compensation                                            6,129         5,546
  Accrued warranties                                              2,139         2,993
  Income taxes payable                                              608            --
  Deferred revenue                                                6,816         8,697
  Billings in excess of costs and estimated earnings              1,282         1,640
  Current portion of long-term debt and capital
    lease obligations                                               274           274
                                                               --------      --------
         Total current liabilities                               35,069        34,421
Long-term debt and capital lease obligations, net
  of current portion                                             15,663        61,606
Deferred income taxes                                             1,676         1,785
Commitments and contingencies (see note 8)

Stockholders' equity:
Preferred stock, $.01 par value; 10,000,000
  shares authorized, no shares issued and
  outstanding                                                        --            --
Common stock, $.01 par value; 30,000,000
  shares authorized, 15,422,269 shares
  issued and outstanding at December 31, 1997
  and 16,386,387 shares issued and outstanding
  at June 30, 1998                                                  154           164
Additional paid-in-capital                                      122,673       147,852
Retained earnings                                                19,575        29,428
                                                               --------      --------
         Total stockholders' equity                             142,402       177,444
                                                               --------      --------
         Total liabilities and stockholders' equity            $194,810      $275,256
                                                               ========      ========


                             See accompanying notes.

                              SERVICE EXPERTS, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                                            THREE MONTHS ENDED           SIX MONTHS ENDED
                                                  JUNE 30,                   JUNE 30,
                                            1997          1998          1997          1998
                                            ----          ----          ----          ----
                                                (UNAUDITED)                 (UNAUDITED)
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)

Net revenue                                $60,140      $100,101      $102,103      $168,761
Cost of goods sold                          39,553        64,289        67,072       109,447
                                           -------      --------      --------      --------
Gross margin                                20,587        35,812        35,031        59,314
Selling, general and
  administrative expenses                   13,396        23,943        24,590        42,121
                                           -------      --------      --------      --------
Income from operations                       7,191        11,869        10,441        17,193
Other income (expense):
  Interest expense                            (319)         (920)         (409)       (1,180)
  Interest income                              324           188           453           285
  Other income                                 108           165           213           285
                                           -------      --------      --------      --------
                                               113          (567)          257          (610)
Income before income taxes                   7,304        11,302        10,698        16,583
Provision (benefit) for income taxes:
  Current                                    2,648         4,593         4,433         6,670
  Deferred                                      67           (27)         (501)           60
                                           -------      --------      --------      --------
                                             2,715         4,566         3,932         6,730
                                           -------      --------      --------      --------
Net income                                 $ 4,589      $  6,736      $  6,766      $  9,853
                                           =======      ========      ========      ========
Net income per share:
      Basic                                $  0.32      $   0.41      $   0.50      $   0.62
                                           =======      ========      ========      ========
      Diluted                              $  0.31      $   0.41      $   0.49      $   0.61
                                           =======      ========      ========      ========

Weighted average shares outstanding:
      Basic                                 14,558        16,270        13,602        16,003
                                           =======      ========     =========     =========
      Diluted                               14,683        16,518        13,724        16,258
                                           =======      ========     =========     =========

                             See accompanying notes.

                              SERVICE EXPERTS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                 SIX MONTHS ENDED
                                                                     JUNE 30,
                                                             1997              1998
                                                             ----              ----
                                                                    (UNAUDITED)
                                                                  (IN THOUSANDS)
NET CASH FLOW PROVIDED BY (USED IN) OPERATING ACTIVITIES   $  2,582         ($13,651)
INVESTING ACTIVITIES:
Advances on notes receivable                                     (2)              (8)
Purchase of property, buildings, and equipment               (5,135)          (6,488)
Cash acquired through purchase of business                    1,979            2,365
Payment of cash for acquired companies                      (25,914)         (31,917)
(Increase) decrease in other assets                             117             (721)
                                                           --------         ---------
      Net cash used in
         investing activities                               (28,955)         (36,769)
FINANCING ACTIVITIES:
Issuance of stock, net of issuance costs                     38,220               --
Proceeds of long-term debt                                      185           64,082
Payments of long-term debt and capital leases                (2,084)         (18,892)
Payments on notes payable to related parties                 (1,508)              --
                                                           --------         --------
      Net cash provided by
         financing activities                                34,813           45,190
Increase (decrease) in cash and cash equivalents              8,440           (5,230)
Cash and cash equivalents at beginning of period             10,806           11,192
                                                           --------         --------
Cash and cash equivalents at end of period                 $ 19,246         $  5,962
                                                           ========         ========
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid                                              $    319         $  1,340
                                                           ========         ========
Income taxes paid                                          $  2,648         $  7,772
                                                           ========         ========


                             See accompanying notes.

                              SERVICE EXPERTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            FOR THE SIX MONTHS ENDED
                            JUNE 30, 1998 (UNAUDITED)

1 - BASIS OF PRESENTATION

OVERVIEW

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

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

In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133"). Statement 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. Adoption of Statement 133 is required for all quarters of all years beginning after June 15, 1999, although earlier adoption is encouraged. The Company is currently evaluating the potential impact of Statement 133.

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

4 - SENIOR NOTES PAYABLE

On June 23, 1998, the Company issued $32.5 million of 6.97% senior unsecured notes, due June 15, 2003, and $17.5 million of 7.13% senior unsecured notes, due June 15, 2005 (collectively, the "Notes"), in a private placement to a group of institutional investors. The notes call for interest to be paid on December 15 and June 15 of each year, with principal due at maturity. All of the Company's subsidiaries have guaranteed the repayment of the Notes. The Notes contain covenants with respect to the maintenance of certain financial ratios and specified net worth and limiting the incurrence of additional indebtedness and the sale of substantial assets, consolidations or mergers by the Company.

5 - ACQUISITIONS

The following table sets forth certain information regarding acquisitions in 1997 and 1998:


                     Service       Total        Total
                     Centers     Companies      Shares        Cash           Total
                     Acquired     Acquired      Issued    Consideration  Consideration
                     --------     --------      ------    -------------  -------------
                                                                  (in thousands)
1997
First Quarter            7           13         772,000      $15,126        $28,287
Second Quarter           9           18         470,000       10,788         21,625
Third Quarter           10           20         717,000       10,252         30,254
Fourth Quarter          12           20         540,000        6,949         22,612

1998
First Quarter           10           19         389,000        8,626         19,242
Second Quarter          12           34         485,000       25,375         40,996

OTHER INFORMATION REGARDING ACQUISITIONS

All of the foregoing acquisitions were accounted for using the purchase method of accounting, except for five acquisitions in 1997 which were accounted for as poolings of interests. The allocation of the purchase price associated with the acquisitions has been determined by the Company based upon available information and is subject to further refinement. In computing the purchase price for accounting purposes, the value of shares is determined using the value of shares set forth in the acquisition agreement, less a discount ranging from 0% to 20% (as determined by an independent investment banking firm), due to restrictions on the sale and transferability of the shares issued. The discount to the purchase price on acquisitions from January 1, 1998 through June 30, 1998 is $2.7 million. Asset and equity balances have been reduced accordingly, with no impact on net income. This reduction in goodwill will impact amortization expense in future periods. The operating results of the acquisitions, except for the five pooled companies, have been included in the accompanying consolidated statements of income from the respective dates of acquisition. The following unaudited pro forma results of operations give effect to the operations of these entities as if the respective transactions had occurred as of the beginning of the periods presented. The pro forma results of operations have been adjusted for additional corporate support expenses, as well as for additional income tax provisions for state and federal taxes as certain of the acquired companies previously were taxed as subchapter S corporations. The pro forma results of operations neither purport to represent what the Company's results of operations would have been had such transactions in fact occurred at the beginning of the periods presented nor purport to project the Company's results of operations in any future period.

                         PRO FORMA RESULTS OF OPERATIONS

                                                         SIX MONTHS
                                                            ENDED
                                                           JUNE 30,
                                                           --------
                                                     1997           1998
                                                     ----           ----
                                                        (IN THOUSANDS,
                                                          EXCEPT PER
                                                          SHARE DATA)

Net revenue                                        $162,216       $176,891
Net income                                            9,576         10,270
Net income per common share:
    Basic                                          $   0.62       $   0.63
    Diluted                                        $   0.61       $   0.62

6 - INCOME TAXES

The income tax provisions recorded for the three and six months ended June 30, 1997 and 1998 differ from the expected income tax provision due primarily to goodwill amortization, a portion of which is not deductible for federal income tax purposes, and the provision for state taxes.

7 - NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted income per share:


                                                                  SIX MONTHS ENDED
                                                                       JUNE 30,
                                                                 1997         1998
                                                                 ----         ----
                                                                   (IN THOUSANDS,
                                                                     EXCEPT PER
                                                                     SHARE DATA)
Numerator:
  Net income                                                    $ 6,766      $ 9,853
                                                                -------      -------
  Numerator for basic income per share - income available


    to common stockholders                                        6,766        9,853
                                                                -------      -------
  Numerator for diluted income per share - income available
    to common stockholders after assumed conversions              6,766        9,853
                                                                -------      -------
Denominator:
  Denominator for basic income per share - weighted average
    shares                                                       13,602       16,003
  Effect of dilutive securities:
    Employee stock options                                           97          144
    Warrants                                                         25           56
    Contingent stock-acquisitions                                    --           55
                                                                -------      -------
  Dilutive potential common shares                                  122          255
    Denominator for diluted income per share - adjusted
      weighted-average shares and assumed conversions            13,724       16,258
                                                                =======      =======
Basic income per share                                          $  0.50      $  0.62
                                                                =======      =======
Diluted income per share                                        $  0.49      $  0.61
                                                                =======      =======


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

From January 1, 1998 through March 31, 1998, the Company acquired 19 HVAC businesses, of which 10 are Service Centers. The consideration paid by the Company for these businesses was approximately $19.2 million, consisting of approximately 389,000 shares of Common Stock and approximately $8.6 million in cash. All of these acquisitions were accounted for using the purchase method. Approximately $15.0 million of the consideration paid by the Company was allocated to intangible assets which are amortized over a 40-year period.

From April 1, 1998 through June 30, 1998, the Company acquired 34 HVAC businesses (collectively, with the above businesses, the "1998 Acquired Companies"), of which 12 are Service Centers. The consideration paid by the Company for these businesses was approximately $41.0 million, consisting of approximately 485,000 shares of Common Stock, warrants to purchase 100,000 shares of Common Stock and approximately $25.4 million in cash. All of these acquisitions were accounted for using the purchase method. Approximately $27.5 million of the consideration paid by the Company was allocated to intangible assets which are amortized over a 40-year period.

The 1997 and 1998 Acquired Companies (collectively, the "Acquired Companies") historically have been managed as independent private companies and, as such, their results of operations reflect different tax structures which have influenced, among other things, their historical levels of owner's compensation. Certain owners and key employees of the Acquired Companies have agreed to certain reductions in their compensation in connection with the acquisitions.

COMPONENTS OF INCOME

Net revenue of the Acquired Companies has been derived primarily from the installation, service and maintenance of central air conditioners, furnaces and heat pumps in existing homes. Net revenue and associated income from operations are subject to seasonal fluctuations resulting from increased demand for the Company's services during warmer weather in the summer months and during colder weather in winter months, particularly in the beginning of each season. Cost of goods sold primarily consists of purchased materials such as replacement air conditioning units and heat pumps and the labor associated with both installations and repair orders. The main components of selling, general and administrative expenses include administrative salaries, insurance expense, promotion and advertising expenses and goodwill amortization.

RESULTS OF OPERATIONS

Because of the significant effect of the acquisitions of the Acquired Companies and the anticipated effect of pending acquisitions on the Company's results of operations, the Company's historical results of operations and period-to-period comparisons will not be indicative of future results and may not be meaningful. The Company plans to continue acquiring HVAC businesses in the future. The integration of acquired HVAC businesses and the addition of management personnel to support existing and future acquisitions may positively or negatively affect the Company's results of operations during the period immediately following acquisition.

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

         Net Revenue. Net revenue increased $40.0 million, or 66.4%, from $60.1 million for the three months ended June 30, 1997 to $100.1 million for the three months ended June 30, 1998. Approximately $36.7 million of the increase is attributable to the acquisition of new Service Centers between July 1997 and June 1998.

         Cost of Goods Sold. Cost of goods sold increased $24.7 million, or 62.5%, from $39.6 million for the three months ended June 30, 1997 to $64.3 million for the three months ended June 30, 1998. Approximately $24.1 million of this increase is attributable to the acquisition of new Service Centers between July 1997 and June 1998. As a percentage of net revenue, cost of goods sold decreased 1.6% from 65.8% for the three months ended June 30, 1997 to 64.2% for the three months ended June 30, 1998.

         Gross Margin. Gross margin increased $15.2 million, or 74.0%, from $20.6 million for the three months ended June 30, 1997 to $35.8 million for the three months ended June 30, 1998. Approximately $12.5 million of this increase is attributable to the acquisition of new Service Centers between July 1997 and June 1998. As a percentage of net revenue, gross margin increased 1.6% from 34.2% for the three months ended June 30, 1997 to 35.8% for the three months ended June 30, 1998. This percentage increase is attributable to an increased demand for higher margin products and services in 1998.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $10.5 million, or 78.7%, from $13.4 million for the three months ended June 30, 1997 to $23.9 million for the three months ended June 30, 1998. Approximately $7.2 million of this increase is attributable to the acquisition of new Service Centers between July 1997 and June 1998. The remaining increase is primarily attributable to an increase in goodwill amortization and additional administrative expenses. As a percentage of net revenue, selling, general and administrative expenses increased from 22.3% for the three months ended June 30, 1997 to 23.9% for the three months ended June 30, 1998.

         Income from Operations. Income from operations increased from $7.2 million for the three months ended June 30, 1997 to $11.9 million for the three months ended June 30, 1998, an increase of 65.1%. Income from operations as a percentage of net revenue decreased from 12.0% for the three months ended June 30, 1997 to 11.9% for the three months ended June 30, 1998.

         Other Income (Expense). Other income decreased $680,000 from $113,000 for the three months ended June 30, 1997 to ($567,000) for the three months ended June 30, 1998. Other income as a percentage of net revenue decreased from 0.2% for the three months ended June 30, 1997 to (0.6%) for the three months ended June 30, 1998. This decrease is primarily due to interest costs incurred on debt used to fund acquisitions.

         Provision (Benefit) for Income Taxes. Income tax expense increased to $4.6 million for the three months ended June 30, 1998 from $2.7 million for the three months ended June 30, 1997. This increase is primarily attributable to growth in earnings and the increase in goodwill amortization, a portion of which is not deductible for federal income tax purposes.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

         Net Revenue. Net revenue increased $66.7 million, or 65.3%, from $102.1 million for the six months ended June 30, 1997 to $168.8 million for the six months ended June 30, 1998. Approximately $58.2 million of the increase is attributable to the acquisition of new Service Centers between July 1997 and June 1998.

         Cost of Goods Sold. Cost of goods sold increased $42.4 million, or 63.2%, from $67.1 million for the six months ended June 30, 1997 to $109.4 million for the six months ended June 30, 1998. Approximately $38.5 million of this increase is attributable to the acquisition of new Service Centers between July 1997 and June 1998. As a percentage of net revenue, cost of goods sold decreased 0.8% from 65.7% for the six months ended June 30, 1997 to 64.9% for the six months ended June 30, 1998.

         Gross Margin. Gross margin increased $24.3 million, or 69.3%, from $35.0 million for the six months ended June 30, 1997 to $59.3 million for the six months ended June 30, 1998. Approximately $19.7 million of this increase is attributable to the acquisition of new Service Centers between July 1997 and June 1998. As a percentage of net revenue, gross margin increased 0.8% from 34.3% for the six months ended June 30, 1997 to 35.1% for the six months ended June 30, 1998. This percentage increase is attributable to an increased demand for higher margin products and services during the second quarter of 1998.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $17.5 million, or 71.3%, from $24.6 million for the six months ended June 30, 1997 to $42.1 million for the six months ended June 30, 1998. Approximately $12.4 million of this increase is attributable to the acquisition of new Service Centers between July 1997 and June 1998. As a percentage of net revenue, selling, general and administrative expenses increased from 24.1% for the six months ended June 30, 1997 to 25.0% for the six months ended June 30, 1998.

         Income from Operations. Income from operations increased from $10.4 million for the six months ended June 30, 1997 to $17.2 million for the six months ended June 30, 1998, an increase of 64.7%. Income from operations as a percentage of net revenue remained unchanged at 10.2% for the six months ended June 30, 1997 and 1998.

         Other Income (Expense). Other income decreased $867,000 from $257,000 for the six months ended June 30, 1997 to ($610,000) for the six months ended June 30, 1998. Other income as a percentage of net revenue decreased from 0.3% for the six months ended June 30, 1997 to (0.4%) for the six months ended June 30, 1998. This decrease is primarily due to interest costs incurred on debt used to fund acquisitions.

         Provision (Benefit) for Income Taxes. Income tax expense increased to $6.7 million for the six months ended June 30, 1998 from $3.9 million for the six months ended June 30, 1997. This increase is primarily attributable to growth in earnings and the increase in goodwill amortization, a portion of which is not deductible for federal income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1998, the Company had working capital of $52.4 million including cash and cash equivalents of $6.0 million. The ratio of current assets to current liabilities was 2.5 to 1.0 at June 30, 1998 and 1.8 to 1.0 at December 31, 1997.

The Company's principal capital needs arise from the acquisition of new HVAC businesses and the costs associated with such expansion. Net cash flow provided by (used in) operating activities decreased from $2.6 million for the six months ended June 30, 1997 to ($13.7) million for the six months ended June 30, 1998. This use of funds in 1998 is primarily the net of cash provided from net income of $14.7 million, as adjusted for depreciation and amortization, and cash used for an $8.6 million increase in inventory, an $11.8 million increase in receivables, and a $5.7 million decrease in trade payables and accrued liabilities.

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

The Company currently has a $100.0 million unsecured revolving credit facility with a banking syndication available through April 30, 2001 (the "Credit Facility"). Borrowings under the Credit Facility bear interest at either (i) the higher of the agent's base lending rate or the federal funds rate plus one-half of one percent per annum or (ii) a variable rate equal to the 30, 60, 90 or 180-day LIBOR, as such rate changes from time to time, plus a variable margin of from 62.5 to 150 basis points depending on the Company's funded debt to EBITDA ratio determined on a quarterly basis, at the election of the Company. All of the Company's subsidiaries have guaranteed the repayment of indebtedness under the Credit Facility. The Credit Facility contains covenants with respect to the maintenance of certain financial ratios and specified net worth and limiting the incurrence of additional indebtedness, the sale of substantial assets, consolidations or mergers by the Company and the payment of dividends.

On June 23, 1998, the Company issued $32.5 million of 6.97% senior unsecured notes, due June 15, 2003, and $17.5 million of 7.13% senior unsecured notes, due June 15, 2005 (collectively, the "Notes"), in a private placement to a group of institutional investors. The Notes provide for interest to be paid on December 15 and June 15 of each year, with principal due at maturity. All of the Company's subsidiaries have guaranteed the repayment of the Notes. The Note Purchase Agreement pursuant to which the Notes were issued contains covenants with respect to the maintenance of certain financial ratios and specified net worth and limiting the incurrence of additional indebtedness and the sale of substantial assets, consolidations or mergers by the Company.

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

Management believes that the Company's existing cash balances and available lines of credit will be sufficient to fund the Company's operating needs, planned capital expenditures and debt service requirements for the next 12 months. Management continually evaluates potential strategic acquisitions as part of the Company's growth strategy. To date, such acquisitions have been predominantly funded by issuing shares of Common Stock, although future acquisitions could be effected using greater amounts of cash. Although the Company believes that its financial resources will enable it to consider potential acquisitions, should the Company's actual results of operations fall short of, or its rate of expansion significantly exceed, its plans, or should its costs or capital expenditures exceed expectations, the Company may need to seek additional financing in the future. In negotiating such financing, there can be no assurance that the Company will be able to raise additional capital on terms satisfactory to the Company. Failure to obtain additional financing on reasonable terms could have a negative effect on the Company's plans to acquire additional HVAC businesses.

YEAR 2000

The Company is utilizing both internal and external resources to reprogram, or replace, and test its software for Year 2000 modifications. The Company anticipates completing the Year 2000 project no later than June 30, 1999, which is prior to any anticipated impact on its operating systems. The total cost of the Year 2000 project is estimated at $600,000 and is being funded through operating cash flows. Of the total project cost, approximately $400,000 is attributable to the purchase of new software, which will be capitalized. The remaining $200,000, which will be expensed as incurred, is not expected to have a material effect on the results of operations. To date, the Company has incurred approximately $100,000 related to the assessment of, and preliminary efforts on, its Year 2000 project and the development of a modification plan, purchase of new systems and systems modifications.

The Company expects, but cannot provide assurance, that its Year 2000 modifications will be successfully completed on a timely basis. The ability of third parties with whom the Company transacts business to address adequately their Year 2000 issues is outside of the Company's control. There can be no assurance that the failure of the Company, or such third parties, to address adequately their respective Year 2000 issues will not have a material adverse effect on the Company's financial condition or results of operations.

The Company has initiated formal communications with its significant suppliers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company's estimated total Year 2000 project cost includes the estimated costs and time associated with the impact of third party Year 2000 issues based on currently available information. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems. The Company has determined it has no exposure to contingencies related to the Year 2000 issue for the products it has sold.

INFLATION

The HVAC industry is labor intensive. Wages and other expenses increase during periods of inflation and when shortages in marketplaces occur. In addition, suppliers pass along rising costs to the Company in the form of higher prices. The Company has generally been able to offset increases in operating costs by increasing charges, expanding services and implementing cost control measures to curb such increases. The Company can not predict its ability to offset or control future cost increases.

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

                                     PART II
                                OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The annual meeting of stockholders of the Company was held on Friday, May 1, 1998. At this meeting, the following matters were voted upon by the Company's stockholders:


(a)      AMENDMENT TO THE COMPANY'S 1996 EMPLOYEE STOCK PURCHASE PLAN

         The Company's stockholders approved the amendment to the Company's 1996 Employee Stock Purchase Plan to increase from 200,000 to 350,000 the number of shares authorized thereunder by the following vote:

         VOTES CAST IN FAVOR         VOTES CAST AGAINST           ABSTENTIONS

              11,106,278                    64,634                   34,713


(b)      ELECTION OF CLASS II DIRECTORS

         Allen L. Hovious and William G. Roth were elected to serve as Class II directors of the Company. The vote was as follows:


                              VOTES CAST             VOTES CAST
NAME                           IN FAVOR          AGAINST OR WITHHELD
Allen L. Hovious              11,197,940               7,685
William G. Roth               11,198,667               6,958

(c)      SELECTION OF AUDITORS

         The stockholders of the Company ratified the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ended December 31, 1998, by the following vote:

         VOTES CAST IN FAVOR         VOTES CAST AGAINST           ABSTENTIONS

             11,160,421                    3,879                     41,325

ITEM 5. OTHER INFORMATION.

         The deadline for delivering to the Company notice of stockholder proposals, other than proposals to be included in the proxy statement, for the 1999 Annual Meeting of Stockholders will be February 20, 1999, pursuant to Rule 14a-4. The persons named as proxies in the proxy statement may exercise discretionary authority to vote on any proposals received after such date.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.



EXHIBIT
NUMBER        DESCRIPTION OF EXHIBITS
------        -----------------------
 3.1    --    Restated Certificate of Incorporation of the Registrant(a)

 3.2    --    Bylaws of the Registrant(a)

 4.1    --    Form of Common Stock Certificate(b)

 4.2    --    Note Purchase Agreement, dated as of June 1, 1998, among the
              Registrant and the Purchasers named therein (including a form of
              Senior Note and form of Subsidiary Guaranty)

10.1    --    Form of Agreement and Plan of Merger among certain of the Registrant's subsidiaries, a wholly-owned subsidiary of the Registrant and the
              Registrant(c)

10.2    --    Form of Stock Purchase Agreement between the former stockholders of certain of the Registrant's subsidiaries and the Registrant(d)

10.3    --    Second Amended and Restated Credit Agreement, dated as of April
              28, 1998, between the Registrant and SunTrust Bank, Nashville,
              N.A., as agent for the lenders

10.4    --    Amendment No. 2 to 1996 Employee Stock Purchase Plan(e)

10.5    --    Amendment No. 1 to 1997 Nonqualified Stock Purchase Plan(e)

27.1    --    Financial Data Schedule June 30, 1998 (for SEC use only)

27.2    --    Restated Financial Data Schedule June 30, 1997 (for SEC use only)

---------
 (a)     Incorporated by reference to the exhibits filed with the Registrant's
         Registration  Statement  on Form S-1, File No. 333-07037.

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

 (e)     Incorporated by reference to the exhibits filed with the Registrant's
         Registration Statement on Form S-8, File No. 333-59711.


(b)      Reports on Form 8-K.

         The Company did not file any Current Reports on Form 8-K during the quarter ended June 30, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            SERVICE EXPERTS, INC.

                                            By: /s/ Anthony M. Schofield
                                            -----------------------------------
                                            Anthony M. Schofield
                                            Chief Financial Officer

Date: August 14, 1998