Form 10-Q
period 1998-09-30
SERVICE EXPERTS INC
filed 1998-11-12
CIK 1017609

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

                                    Yes X No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               CLASS                            OUTSTANDING AT NOVEMBER 5, 1998
   COMMON STOCK, $.01 PAR VALUE                          17,416,679

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              SERVICE EXPERTS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                             DECEMBER 31,         SEPTEMBER 30,
                                                                1997                  1998
                                                             -----------          -----------
                                                                                  (UNAUDITED)
                                                                      (IN THOUSANDS)

ASSETS
Current assets:
  Cash and cash equivalents                                     $  11,297         $   6,024
  Accounts receivable:
    Trade, net of allowance for doubtful accounts
      of $1,625 in 1997 and $1,966 in 1998                         30,258            46,454
  Related party                                                       243               340
  Employee                                                            366               533
  Other                                                             2,117             4,999
                                                                ---------         ---------
                                                                   32,984            52,326
  Inventories                                                      11,949            25,594
  Costs and estimated earnings in excess of billings                2,352             4,885
  Prepaid expenses and other current assets                         2,458             5,675
  Current portion of notes receivable - related parties                14                14
  Current portion of notes receivable - other                         284               177
  Deferred income taxes                                             3,984             3,972
                                                                ---------         ---------
         Total current assets                                      65,322            98,667
Property, buildings and equipment:
  Land                                                              1,709             1,904
  Buildings                                                         3,290             3,811
  Furniture and fixtures                                            6,157            12,014
  Machinery and equipment                                           6,192             6,974
  Vehicles                                                         15,920            20,897
  Leasehold improvements                                            2,561             3,928
                                                                ---------         ---------
                                                                   35,829            49,528
  Less accumulated depreciation and amortization                  (10,278)          (14,588)
                                                                ---------         ---------
                                                                   25,551            34,940
Notes receivable - related parties, net of
  current portion                                                     338               334
Notes receivable - other, net of current portion                      591               567
Goodwill                                                          105,158           169,766
Other assets                                                        1,248             6,889
                                                                ---------         ---------
         Total assets                                           $ 198,208         $ 311,163
                                                                =========         =========


                             See accompanying notes.

                                                              DECEMBER 31,         SEPTEMBER 30,
                                                                 1997                 1998
                                                              -----------          -----------
                                                                                   (UNAUDITED)
                                                                         (IN THOUSANDS,
                                                                       EXCEPT SHARE DATA)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable and accrued liabilities                $  18,344         $  16,292
  Accrued compensation                                              6,215             8,287
  Accrued warranties                                                2,287             3,260
  Income taxes payable                                                787             1,118
  Deferred revenue                                                  6,837            10,295
  Deferred income taxes                                                --                80
  Billings in excess of costs and estimated earnings                1,547             1,663
  Current portion of long-term debt and capital
    lease obligations                                                 446               274
                                                                ---------         ---------
         Total current liabilities                                 36,463            41,269
Long-term debt and capital lease obligations, net
  of current portion                                               16,133            73,302
Deferred income taxes                                               1,805             1,875
Commitments and contingencies (see note 9)

Stockholders' equity:
Preferred stock, $.01 par value; 10,000,000
  shares authorized, no shares issued and
  outstanding                                                          --                --
Common stock, $.01 par value; 30,000,000
  shares authorized, 15,890,859 shares
  issued and outstanding at December 31, 1997
  and 17,246,093 shares issued and outstanding
  at September 30, 1998                                               159               171
Additional paid-in-capital                                        122,671           155,424
Retained earnings                                                  20,977            39,122
                                                                ---------         ---------
Total stockholders' equity                                        143,807           194,717
                                                                ---------         ---------
Total liabilities and stockholders' equity                      $ 198,208         $ 311,163
                                                                =========         =========


                             See accompanying notes.

                              SERVICE EXPERTS, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                                             THREE MONTHS ENDED                NINE MONTHS ENDED
                                                 SEPTEMBER 30,                  SEPTEMBER 30,
                                            1997              1998          1997              1998
                                            ----              ----          ----              ----
                                                  (UNAUDITED)                       (UNAUDITED)
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenue                                $ 67,676       $ 120,048       $ 174,873       $ 293,604
Cost of goods sold                           42,738          76,834         113,513         188,083
                                           --------       ---------       ---------       ---------

Gross margin                                 24,938          43,214          61,360         105,521
Selling, general and
  administrative expenses                    17,344          29,382          42,899          73,660
                                           --------       ---------       ---------       ---------

Income from operations                        7,594          13,832          18,461          31,861
Other income (expense):
  Interest expense                             (145)         (1,188)           (595)         (2,395)
  Interest income                               169              64             633             355
  Other income                                  181             194             403             483
                                           --------       ---------       ---------       ---------
                                                205            (930)            441          (1,557)
Income before income taxes                    7,799          12,902          18,902          30,304
Provision (benefit) for income taxes:
  Current                                     3,301           4,935           7,833          11,637
  Deferred                                     (493)            237            (994)            504
                                           --------       ---------       ---------       ---------
                                              2,808           5,172           6,839          12,141
                                           --------       ---------       ---------       ---------
Net income                                 $  4,991       $   7,730       $  12,063       $  18,163
                                           ========       =========       =========       =========
Net income per common share:
         Basic                             $   0.33       $    0.45       $    0.83       $    1.09
                                           ========       =========       =========       =========

         Diluted                           $   0.32       $    0.45       $    0.82       $    1.07
                                           ========       =========       =========       =========

Weighted average shares outstanding:
         Basic                               15,228          17,103          14,484          16,684
                                           ========       =========       =========       =========

         Diluted                             15,401          17,303          14,647          16,922
                                           ========       =========       =========       =========


                             See accompanying notes.

                              SERVICE EXPERTS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                     NINE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                 1997                  1998
                                                                 ----                  ----
                                                                         (UNAUDITED)
                                                                        (IN THOUSANDS)

NET CASH FLOW PROVIDED BY (USED IN)
         OPERATING ACTIVITIES                                   $   7,442         $  (6,807)
INVESTING ACTIVITIES:
Payments on notes receivable                                           96               135
Purchase of property, buildings, and equipment                     (7,873)           (9,541)
Cash acquired through purchase of business                          2,848             3,333
Payment of cash for acquired companies                            (38,377)          (42,581)
Decrease (increase) in other assets                                   419            (5,580)
                                                                ---------         ---------
      Net cash used in
         investing activities                                     (42,887)          (54,234)
FINANCING ACTIVITIES:
Issuance of stock, net of issuance costs                           38,220                --
Proceeds of long-term debt                                          5,726           118,160
Payments of long-term debt and capital leases                      (3,152)          (62,392)
Payments on notes payable to related parties                       (1,509)               --
                                                                ---------         ---------
      Net cash provided by
         financing activities                                      39,285            55,768
Increase (decrease) in cash and cash equivalents                    3,840            (5,273)
Cash and cash equivalents at beginning of period                   10,841            11,297
                                                                ---------         ---------
Cash and cash equivalents at end of period                      $  14,681         $   6,024
                                                                =========         =========
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid                                                   $     611         $   2,555
                                                                =========         =========
Income taxes paid                                               $   6,056         $  12,087
                                                                =========         =========


                             See accompanying notes.

                              SERVICE EXPERTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            FOR THE NINE MONTHS ENDED
                         SEPTEMBER 30, 1998 (UNAUDITED)

1 - BASIS OF PRESENTATION

OVERVIEW

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

2 - BUSINESS COMBINATIONS

          On September 24, 1998, the Company completed a business combination with Dodge Heating and Air Conditioning, Inc. and DH&A, Inc. (collectively, "Dodge") that was accounted for as a pooling of interests. Dodge merged with and into a wholly-owned subsidiary of the Company in exchange for 468,590 shares of the Company's Common Stock. Because this business combination has been accounted for as a pooling of interests, the consolidated financial statements for the periods presented have been restated to include the accounts of Dodge. The following is a summary of the results of operations of Dodge for the period prior to the business combination:

                                                 Nine Months Ended
                                                   September 30,
                                                 1997         1998
                                                ------       ------
                                                     (unaudited)
                                                    (In thousands)
Net Revenue

  Service Experts                              $167,573          $284,365
  Dodge                                           7,300             9,239
                                               --------          --------
  Combined                                     $174,873          $293,604
                                               ========          ========

Net Income

  Service Experts                              $ 11,515          $ 16,548
  Dodge                                             548             1,615
                                               --------          --------
  Combined                                     $ 12,063          $ 18,163
                                               ========          ========

3 - SECONDARY STOCK OFFERING

          On March 18, 1997, the Company completed a secondary public stock offering whereby 1,850,000 shares of Common Stock were sold at $22.00 per share, which resulted in net proceeds of $38.0 million to the Company. A portion of the net proceeds was used to pay the cash portion of the consideration for certain pending acquisitions and to repay certain indebtedness arising from such acquisitions. The remaining proceeds were used to fund the Company's capital expenditures, future acquisitions and for general corporate purposes.

4 - ACQUISITIONS

          The following table sets forth certain information regarding acquisitions in 1997 and 1998:

                                 Service           Total           Total
                                 Centers          Companies       Shares           Cash           Convertible           Total
                                Acquired          Acquired        Issued       Consideration         Debt           Consideration
                                --------          --------        ------       -------------      ------------      -------------
                                                           (In thousands, except number of acquisitions)
1997
First Quarter                       7                13            772             $15,126          $      0            $28,287
Second Quarter                      9                18            470              10,788                 0             21,625
Third Quarter                      10                20            717              10,252                 0             30,254
Fourth Quarter                     12                20            540               6,949                 0             22,612
1998
First Quarter                      10                19            389               8,626                 0             19,242
Second Quarter                     12                34            485              25,375                 0             40,996
Third Quarter                       9                30            681              11,679               667             29,073



OTHER INFORMATION REGARDING ACQUISITIONS

         All of the foregoing acquisitions (the "Acquired Companies") were accounted for using the purchase method of accounting, except for five acquisitions in 1997 and one acquisition in 1998 which were accounted for as poolings of interests. The allocation of the purchase price associated with the acquisitions has been determined by the Company based upon available information and is subject to further refinement. In computing the purchase price for accounting purposes, the value of shares is determined using the value of shares set forth in the acquisition agreement, less a discount ranging from 0% to 20% (as determined by an independent investment banking firm), as a result of restrictions on the transferability of the shares issued. The discount to the purchase price on acquisitions from January 1, 1998 through September 30, 1998 is $3.9 million. Asset and equity balances have been reduced accordingly, with no effect on net income. This reduction in goodwill will affect amortization expense in future periods. The operating results of the acquisitions, except for the six pooled companies, have been included in the accompanying consolidated statements of income from the respective dates of acquisition. The following unaudited pro forma results of operations give effect to the operations of these entities as if the respective transactions had occurred as of the beginning of the periods presented. The pro forma results of operations have been adjusted for additional income tax provisions for state and federal taxes as certain of the Acquired Companies previously were taxed as subchapter S corporations. The pro forma results of operations neither purport to represent what the Company's results of operations would have been had such transactions in fact occurred at the beginning of the periods presented nor purport to project the Company's results of operations in any future period.

                         PRO FORMA RESULTS OF OPERATIONS

                                                    NINE MONTHS
                                                        ENDED
                                                     SEPTEMBER 30,
                                                1997              1998
                                               ----              ----
                                                   (IN THOUSANDS,
                                                     EXCEPT PER
                                                     SHARE DATA)

Net revenue                                      $279,914         $315,884
Net income                                         18,307           19,514
Net income per common share:
    Basic                                        $   1.12         $   1.14
    Diluted                                      $   1.10         $   1.13

5 - CONVERTIBLE DEBT

         On September 30, 1998, the Company issued 5.62% convertible subordinated notes in an aggregate principal amount of $667,445 in connection with certain acquisitions (the "Convertible Notes"). Each Convertible Note is convertible at the option of either the Company or the holder into shares of Common Stock at a conversion price of $31.56 per share. The Convertible Notes are due in full in September 2002 and provide for quarterly interest payments.

6 - INCOME TAXES

         The income tax provisions recorded for the three months and the nine months ended September 30, 1997 and 1998 differ from the income tax provision computed at the federal statutory tax rate of 35% primarily due to goodwill amortization, a portion of which is not deductible for federal income tax purposes, state income taxes, and pooled income of S corporations not subject to federal income tax.

7 - NET INCOME PER SHARE

         The following table sets forth the computation of basic and diluted income per share:


                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                                    -------------
                                                                 1997             1998
                                                                 ----             ----
                                                                     (IN THOUSANDS,
                                                                       EXCEPT PER
                                                                       SHARE DATA)

Numerator:
  Net income                                                     $12,063      $18,163
                                                                 -------      -------

  Numerator for basic income per share - income available
    to common stockholders                                        12,063       18,163
                                                                 -------      -------

  Numerator for diluted income per share - income available
    to common stockholders after assumed conversions              12,063       18,163
                                                                 -------      -------

Denominator:
  Denominator for basic income per share - weighted average
    shares                                                        14,484       16,684
  Effect of dilutive securities:
    Employee stock options                                           123          144
    Warrants                                                          40           55
    Contingent shares                                                 --           39
                                                                 -------      -------

  Dilutive potential common shares                                   163          238
    Denominator for diluted income per share - adjusted
      weighted-average shares and assumed conversions             14,647       16,922
                                                                 =======      =======

Basic income per share                                           $  0.83      $  1.09
                                                                 =======      =======

Diluted income per share                                         $  0.82      $  1.07
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


9 - RECLASSIFICATIONS

         Certain reclassifications have been made to the accompanying financial statements to conform to the September 30, 1998 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         In 1997, the Company acquired 71 heating, ventilating and air conditioning ("HVAC") service and replacement businesses and one consulting business (the "1997 Acquired Companies"), of which 38 are Service Centers. The consideration paid by the Company for the 1997 Acquired Companies was approximately $102.8 million, consisting of approximately 2.5 million shares of Common Stock, warrants to purchase 200,000 shares of Common Stock and approximately $43.1 million in cash. Five of the transactions were accounted for using the pooling of interests method of accounting, and the remainder were accounted for using the purchase method. Approximately $73.9 million of the consideration paid by the Company was allocated to intangible assets which are amortized over a 40-year period.

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

         From April 1, 1998 through June 30, 1998, the Company acquired 34 HVAC businesses, of which 12 are Service Centers. The consideration paid by the Company for these businesses was approximately $41.0 million, consisting of approximately 485,000 shares of Common Stock, warrants to purchase 100,000 shares of Common Stock and approximately $25.4 million in cash. All of these acquisitions were accounted for using the purchase method. Approximately $27.5 million of the consideration paid by the Company was allocated to intangible assets which are amortized over a 40-year period.

         From July 1, 1998 through September 30, 1998, the Company acquired 30 HVAC businesses (collectively, with the above businesses, the "1998 Acquired Companies"), of which nine are Service Centers. The consideration paid by the Company for these businesses was approximately $29.1 million, consisting of approximately 681,000 shares of Common Stock, warrants to purchase 17,500 shares of Common Stock, convertible subordinated notes in the aggregate principal amount of approximately $667,000 and approximately $11.7 million in cash. One of the transactions was accounted for using the pooling of interests method of accounting, and the remainder were accounted for using the purchase method. Approximately $21.6 million of the consideration paid by the Company was allocated to intangible assets which are to be amortized over a 40-year period.

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

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

         Net Revenue. Net revenue increased $52.4 million, or 77.4%, from $67.7 million for the three months ended September 30, 1997 to $120.0 million for the three months ended September 30, 1998. Approximately $45.7 million of the increase is attributable to the acquisition of new Service Centers between October 1997 and September 1998.

         Cost of Goods Sold. Cost of goods sold increased $34.1 million, or 79.8%, from $42.7 million for the three months ended September 30, 1997 to $76.8 million for the three months ended September 30, 1998. Approximately $29.9 million of this increase is attributable to the acquisition of new Service Centers between October 1997 and

September 1998. As a percentage of net revenue, cost of goods sold increased 0.8% from 63.2% for the three months ended September 30, 1997 to 64.0% for the three months ended September 30, 1998.

         Gross Margin. Gross margin increased $18.3 million, or 73.3%, from $24.9 million for the three months ended September 30, 1997 to $43.2 million for the three months ended September 30, 1998. Approximately $15.7 million of this increase is attributable to the acquisition of new Service Centers between October 1997 and September 1998. As a percentage of net revenue, gross margin decreased 0.8% from 36.8% for the three months ended September 30, 1997 to 36.0% for the three months ended September 30, 1998.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $12.0 million, or 69.4%, from $17.3 million for the three months ended September 30, 1997 to $29.4 million for the three months ended September 30, 1998. Approximately $8.9 million of this increase is attributable to the acquisition of new Service Centers between October 1997 and September 1998. The remaining increase is primarily attributable to the rise in goodwill amortization from 1997 to 1998 and additional administrative expenses. As a percentage of net revenue, selling, general and administrative expenses decreased 1.1% from 25.6% for the three months ended September 30, 1997 to 24.5% for the three months ended September 30, 1998.

         Income from Operations. Income from operations increased $6.2 million, or 82.1%, from $7.6 million for the three months ended September 30, 1997 to $13.8 million for the three months ended September 30, 1998. Income from operations as a percentage of net revenue increased 0.3% from 11.2% for the three months ended September 30, 1997 to 11.5% for the three months ended September 30, 1998.

         Other Income (Expense). Other income decreased $1.1 million from $205,000 for the three months ended September 30, 1997 to ($930,000) for the three months ended September 30, 1998. Other income as a percentage revenue decreased 1.1% from 0.3% for the three months ended September 30, 1997 to (0.8%) for the three months ended September 30, 1998. This decrease is primarily because of interest costs incurred on debt used to fund acquisitions.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

         Net Revenue. Net revenue increased $118.7 million, or 67.9%, from $174.9 million for the nine months ended September 30, 1997 to $293.6 million for the nine months ended September 30, 1998. Approximately $96.3 million of the increase is attributable to the acquisition of new Service Centers between October 1997 and September 1998.

         Cost of Goods Sold. Cost of goods sold increased $74.6 million, or 65.7%, from $113.5 million for the nine months ended September 30, 1997 to $188.1 million for the nine months ended September 30, 1998. Approximately $63.6 million of this increase is attributable to the acquisition of new Service Centers between October 1997 and September 1998. As a percentage of net revenue, cost of goods sold decreased 0.8% from 64.9% for the nine months ended September 30, 1997 to 64.1% for the nine months ended September 30, 1998.

         Gross Margin. Gross margin increased $44.1 million, or 72.0%, from $61.4 million for the nine months ended September 30, 1997 to $105.5 million for the nine months ended September 30, 1998. Approximately $32.7 million of this increase is attributable to the acquisition of new Service Centers between October 1997 and September 1998. As a percentage of net revenue, gross margin increased 0.8% from 35.1% for the nine months ended September 30, 1997 to 35.9% for the nine months ended September 30, 1998. This percentage increase is attributable to an increased demand for higher margin products and services during the nine months ended September 30, 1998.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $30.8 million, or 71.7%, from $42.9 million for the nine months ended September 30, 1997 to $73.7 million for the nine months ended September 30, 1998. Approximately $19.2 million of this increase is attributable to the acquisition of new Service Centers between October 1997 and September 1998. As a percentage of net revenue, selling, general and administrative expenses increased 0.6% from 24.5% for the nine months ended September 30, 1997 to 25.1% for the nine months ended September 30, 1998.

         Income from Operations. Income from operations increased $13.4 million, or 72.6%, from $18.5 million for the nine months ended September 30, 1997 to $31.9 million for the nine months ended September 30, 1998. Income from operations as a percentage of net revenue increased 0.3% from 10.6% for the nine months ended September 30, 1997 to 10.9% for the nine months ended September 30, 1998.

         Other Income (Expense). Other income decreased $2.0 million, or 453.1%, from $441,000 for the nine months ended September 30, 1997 to ($1,557,000) for the nine months ended September 30, 1998. Other income as a percentage of net revenue decreased 0.8% from 0.3% for the nine months ended September 30, 1997 to (0.5%) for the nine months ended September 30, 1998. This decrease is primarily because of interest costs incurred on debt used to fund acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1998, the Company had working capital of $57.5 million, including cash and cash equivalents of $6.0 million. The ratio of current assets to current liabilities was 2.4 to 1.0 at September 30, 1998 and
1.8 to 1.0 at December 31, 1997.

         The Company's principal capital needs arise from the acquisition of new HVAC businesses and the costs associated with such expansion. Net cash flow provided by (used in) operating activities decreased from $7.4 million for the nine months ended September 30, 1997 to ($6.8) million for the nine months ended September 30, 1998. This decrease was primarily the result of a $10.4 million increase in inventory and a $13.5 million increase in receivables. Cash used in investing activities was primarily attributable to the acquisition of HVAC businesses.

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

         The Company currently has a $100.0 million unsecured revolving credit facility with a banking syndication available through April 30, 2001 (the "Credit Facility"), of which approximately $30.2 million was outstanding on November 9, 1998. Borrowings under the Credit Facility bear interest at either
(i) the higher of the agent's base lending rate or the federal funds rate plus one-half of one percent per annum or (ii) a variable rate equal to the 30, 60, 90 or 180-day LIBOR, as such rate changes from time to time, plus a variable margin of from 62.5 to 150 basis points depending on the Company's funded debt to EBITDA ratio determined on a quarterly basis, at the election of the Company. All of the Company's subsidiaries have guaranteed the repayment of indebtedness under the Credit Facility. The Credit Facility contains covenants with respect to the maintenance of certain financial ratios and specified net worth and limiting the incurrence of additional indebtedness, the sale of substantial assets, consolidations or mergers by the Company and the payment of dividends.

         On June 23,1998, the Company issued $32.5 million of 6.97% senior unsecured notes, due June 15, 2003, and $17.5 million of 7.13% senior unsecured notes, due June 15, 2005 (collectively, the "Notes"), in a private placement to a group of institutional investors. The Notes provide for interest to be paid on December 15 and June 15 of each year, with principal due at maturity. All of the Company's subsidiaries have guaranteed the repayment of the Notes. The Note Purchase Agreement pursuant to which the Notes were issued contains covenants with respect to the maintenance of certain financial ratios and specified net worth and limiting the incurrence of additional indebtedness and the sale of substantial assets, consolidations or mergers by the Company.

         On September 30, 1998, the Company issued 5.62% convertible subordinated notes in an aggregate principal amount of $667,445 in connection with certain acquisitions. Each Convertible Note is convertible at the option of either the Company or the holder into shares of Common Stock at a conversion price of $31.56 per share. The Convertible Notes are due in full in September 2002 and provide for quarterly interest payments.

         The Company currently has on file with the Commission a shelf Registration Statement on Form S-4 (Registration No. 333-12319) (the "Shelf Registration Statement") covering securities with a collective aggregate offering price of $50.0 million for use in acquisitions of HVAC businesses. Under the Shelf Registration Statement, the Company may issue shares of Common Stock, warrants to purchase Common Stock and debt securities in connection with acquisitions.

         Management believes that the Company's existing cash balances and available lines of credit will be sufficient to fund the Company's operating needs, planned capital expenditures and debt service requirements for the next 12 months. Management continually evaluates potential strategic acquisitions as part of the Company's growth strategy. To date, such acquisitions have been predominantly funded by issuing shares of Common Stock, although future acquisitions could be effected using greater amounts of debt securities or cash. Although the Company believes that its financial resources will enable it to consider potential acquisitions, should the Company's actual results of operations fall short of, or its rate of expansion significantly exceed, its plans, or should its costs or capital expenditures exceed expectations, the Company may need to seek additional financing in the future. In negotiating such financing, there can be no assurance that the Company will be able to raise additional capital on terms satisfactory to the Company. Failure to obtain additional financing on reasonable terms could have a negative effect on the Company's plans to acquire additional HVAC businesses.

Year 2000

         Many computer systems in use today were designed and developed using two digits, rather than four, to specify the year. As a result, such systems will recognize the Year 2000 as "00" and may assume that the year is 1900 rather than 2000. This could cause many computer applications to fail completely or to create erroneous results unless corrective measures are taken. The Company recognizes the need to minimize the risk that its operations will be adversely affected by Year 2000 software failures and is in the process of preparing for the Year 2000.

         The Company has evaluated its Year 2000 risk in three separate categories: information technology systems ("IT"), non-IT systems ("Non-IT") and material third party relationships. The Company has developed a plan in which the risks in each of these categories are being reviewed and addressed by the appropriate level of management as follows:

         IT. The Company is actively engaged in developing and installing new financial, information and operational systems which are expected to be completed and installed by December 31, 1999. In connection with this implementation, system programs have been designed so that the Year 2000 will be recognized as a valid date and will not affect the processing of date-sensitive information. Certain systems have already been installed in certain Service Centers and at the corporate level. Systems will be installed in all Service Centers by June 30, 1999. Through September 30, 1998, the Company has incurred approximately $125,000 of systems and related costs that address Year 2000 compliance. The Company expects to spend an additional $475,000 to complete its Year 2000 compliance plans. These costs include some normal system software and equipment upgrades or replacements separate from the Year 2000 issue, which the Company anticipated incurring and budgeted in the normal course of business.

         Non-IT. Non-IT systems involve embedded technologies, such as microcontrollers or microprocessors. Examples of Non-IT systems include telephones, time clocks and security systems. Management believes the Company's Non-IT risks are minimal. Most of the costs of addressing Non-IT risks are included in normal upgrade and replacement expenditures which were planned outside of the Company's Year 2000 review.

         Third Party Risk. The Company's review of its third party risk includes detailed reviews of material relationships with vendors and certain business partners. The Company is monitoring and assessing the progress of its material vendors and business partners to determine whether they will be able to successfully interact with the Company in the Year 2000. The Company has contacted and received oral or written responses from at least 25% of its material vendors, all of which are in various stages of addressing the Year
2000 issue, and is currently awaiting responses from the remainder of its material vendors.

         If the steps taken by the Company and its material vendors and business partners to be Year 2000 compliant are not successful, the Company would likely experience various operational difficulties resulting in a material adverse effect upon the Company's financial condition and results of operations. These could include, among other things, processing transactions to an incorrect accounting period, difficulties in posting general ledger entries and lapses of service by vendors. If the Company's plan to install new systems which effectively address the Year 2000 issue is not successfully or timely implemented, the Company may need to devote more resources to the process and additional costs may be incurred. The Company believes that the Year 2000 issue is being appropriately addressed through the implementation of these new systems and software development and by its material vendors and business partners and does not expect the Year 2000 issue to have a material adverse effect on the financial position, results of operations or cash flows of the Company in future periods. The Company's forward-looking statements regarding Year 2000 issues are dependent on many factors, including the ability of the Company's vendors to achieve Year 2000 compliance, the proper functioning of the new IT and non-IT systems installed by the Company, the integration of such systems and the development of software, some of which are beyond the Company's control.

         The Company currently does not have a contingency plan to address the failure of the Company's IT or non-IT systems or the systems of material third parties to be Year 2000 compliant. Should the remaining review of the Company's Year 2000 risks reveal potentially non-compliant computer systems or material third party risks, contingency plans will be developed to address the deficiencies revealed at that time.

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

FORWARD LOOKING STATEMENTS

         This Form 10-Q and other information that is provided by the Company contains forward-looking statements, including those relating to the acquisition of HVAC businesses, the integration of such businesses, the adequacy of the Company's capital resources and other statements regarding trends relating to various revenue and expense items, including Year 2000 related issues. These statements are subject to a number of risks and uncertainties beyond the Company's control that could cause the Company's actual results to differ materially from those projected in such forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         No disclosure is required.

                                     PART II
                                OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         From time to time, the Company issues subordinated notes convertible into shares of the Company's Common Stock in connection with the acquisition of HVAC service and replacement businesses. In general, the subordinated notes are convertible into shares of the Company's Common Stock immediately at a conversion price equal to 140% of the market price of the Common Stock at the time the note is issued. The Company issues convertible subordinated notes and the shares of Common Stock issued upon conversion of notes in transactions intended to be exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Sections 3(a)(11), 3(b) or 4(2) thereunder.

         On September 30, 1998, the Company issued 5.62% convertible subordinated notes in an aggregate principal amount of $667,445.

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
                 Registrant's subsidiaries,  a wholly-owned subsidiary of the
                 Registrant and the Registrant(c)

10.2     --      Form of Stock Purchase  Agreement  between the former
                 stockholders  of certain of the  Registrant's subsidiaries and the Registrant(d)

10.3     --      First Amendment to Second Amended and Restated Credit
                 Agreement, dated as of September 30, 1998, between the
                 Registrant and SunTrust Bank, Nashville, N.A., as agent for the lenders

10.4     --      Form of Convertible Subordinated Note

27.1     --      Financial Data Schedule September 30, 1998 (for SEC use only)

27.2     --      Restated Financial Data Schedule September 30, 1997 (for SEC
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

(b)      Reports on Form 8-K.

         The Company filed a Current Report on Form 8-K on September 24, 1998 containing the financial statements of certain HVAC businesses acquired and pro forma financial statements pursuant to Item 5 of Form 8-K.

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

Date:    November 10, 1998

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
                 Registrant's subsidiaries,  a wholly-owned subsidiary of the
                 Registrant and the Registrant(c)

10.2     --      Form of Stock Purchase  Agreement  between the former
                 stockholders  of certain of the  Registrant's subsidiaries and the Registrant(d)

10.3     --      First Amendment to Second Amended and Restated Credit
                 Agreement, dated as of September 30, 1998, between the
                 Registrant and SunTrust Bank, Nashville, N.A., as agent for the lenders

10.4     --      Form of Convertible Subordinated Note

27.1     --      Financial Data Schedule September 30, 1998 (for SEC use only)

27.2     --      Restated Financial Data Schedule September 30, 1997 (for SEC
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