Form 10-K
period 1998-12-31
SERVICE EXPERTS INC
filed 1999-03-25
CIK 1017609

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(MARK ONE)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

          FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM                TO

                       COMMISSION FILE NUMBER: 001-13037

                             SERVICE EXPERTS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      62-1639458
         (STATE OR OTHER JURISDICTION                         (I.R.S. EMPLOYER
      OF INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

        SIX CADILLAC DRIVE, SUITE 400                              37027
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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the shares of Common Stock (based upon the closing sale price of these shares as reported on the New York Stock Exchange on March 23, 1999) of the registrant held by non-affiliates on March 23, 1999 was approximately $173,453,805.

     As of March 23, 1999, 17,466,127 shares of the registrant's Common Stock were outstanding.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

     Documents incorporated by reference and the part of Form 10-K into which the document is incorporated:

     Portions of the Company's Proxy Statement relating to its Annual Meeting of
     Stockholders to be held on May 7, 1999.............................Part III

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Service Experts, Inc., a Delaware corporation (the "Company"), was formed in 1996 and has become one of the leading providers of residential heating, ventilating and air conditioning ("HVAC") services and replacement equipment in the United States. As of December 31, 1998, the Company operated 104 HVAC service and replacement businesses ("Service Centers") in 34 states. The Company also owns Contractor Success Group, Inc., a company that provides HVAC businesses proprietary products, as well as marketing, management, educational and advisory services ("CSG"). The Service Centers install, service and maintain central air conditioners, furnaces and heat pumps, primarily in existing homes. Management estimates that approximately 75% of the Company's pro forma net revenue in 1998, giving effect to all completed Service Center acquisitions, was related to replacing, maintaining and servicing HVAC equipment at existing residences, and to the sale of ancillary products such as indoor air quality ("IAQ") devices and services.(1) The Company focuses on the service and replacement market of the HVAC industry rather than the new construction market because management believes that the service and replacement market offers higher margins and exposes the Company to less credit risk. The service and replacement market offers more attractive pricing because of customers' demands for immediate, convenient and reliable service.

     Management intends to develop national brand recognition of the Service Experts name through acquisitions and establishing a national reputation for superior, high quality service which will enable the Company to appeal to a large number of customers. The Company has implemented an aggressive acquisition strategy acquiring 43 Service Centers (the "1998 Acquired Service Centers") during 1998 with aggregate annualized revenue for the year ended December 31, 1998 of approximately $139.4 million. Subsequent to December 31, 1998, the Company has acquired 18 HVAC businesses, including six Service Centers (the "1999 Acquired Service Centers"). The aggregate annualized revenue of the 1999 Acquired Service Centers is approximately $16.7 million. The Company's 1998 pro forma net revenue, giving effect to the acquisition of the 1998 Acquired Service Centers and the 1999 Acquired Service Centers, was approximately $494.6 million.

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

     According to Air Conditioning, Heating and Refrigeration News, there are approximately 43 million central air conditioners, 54 million furnaces and nine million heat pumps in operation in homes in the United States. Management estimates, based on industry information, that the market for the service and replacement of HVAC systems in existing homes is approximately $24 billion annually. The installation and replacement segment of the industry has increased in size as a result of the aging of the installed base of residential systems, the introduction of new, energy efficient systems and the upgrading of existing homes to central air conditioning. According to the Air Conditioning and

---------------

(1) All references herein to the Company's 1998 pro forma results assume the completion as of January 1, 1998 of the acquisitions of the Service Centers being discussed.

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

  Strategy

     The Company has implemented an aggressive acquisition program utilizing a "hub and spoke" strategy for expansion into new geographic areas and further penetration into existing markets. The U.S. residential HVAC service industry is currently highly fragmented. Management believes that many HVAC businesses, which lack the capital necessary to expand operations and the ability to exit their business profitably, will desire to affiliate with the Company because the Company provides (i) business and marketing systems that enable a company to operate more profitably, (ii) the opportunity to increase the operator's focus on customer service rather than administration, (iii) the potential for national name recognition and (iv) the opportunity for the owner to gain liquidity while, in some cases, continuing to manage the operations of the business.

     Expanding Geographic Presence through Hub Acquisitions. The Company plans to continue to make "hub" acquisitions of existing HVAC businesses in new markets that are not being served by the Company. Management targets for acquisition HVAC businesses that operate successfully in the Company's targeted markets. Typically, these businesses have annual net revenue ranging from $1.0 million to $10.0 million. In evaluating such acquisitions, the Company considers candidates that are in attractive markets, financially stable, experienced in the industry and characterized by strong management. A hub acquisition becomes a Service Center of the Company.

     Expanding Market Penetration of Hubs through the Acquisition of Other HVAC Businesses. The Company expects to increase market share through "spoke" acquisitions of other HVAC businesses that have large customer bases and that present opportunities to leverage overhead or dispose of fixed assets to improve profitability. The Company plans to integrate the operations of such businesses into the operations of existing hubs in order to leverage overhead costs and sell redundant assets and consolidate operations within existing areas served by the Company.

  Recent Acquisitions

     During 1998, the Company acquired 106 HVAC businesses (the "1998 Acquired Companies"). The consideration paid by the Company for the 1998 Acquired Companies was approximately $110.1 million, consisting of approximately 1.8 million shares of Common Stock, $56.3 million in cash, warrants to purchase 107,500 shares of Common Stock and $6.2 million in notes convertible into shares of Common Stock. One of the transactions (the "1998 Pooled Company") was accounted for using the pooling of interests method, and the remainder were accounted for using the purchase method. The 1998 Pooled Company together with Custom Air Conditioning, Inc. and Freschi Air Systems, Inc., two companies acquired in 1996 and accounted for using the pooling of interests method, and C. Iapaluccio Company, Inc., Hawk Heating & Air Conditioning, Inc., TML, Inc., Parrott Mechanical, Inc. and McAlister Heat & Air, Inc., five companies acquired in 1997, all of which were accounted for using the pooling of interests method, are sometimes referred to collectively as the "Pooled Companies." Of the consideration paid for the 1998 Acquired Companies, $85.5 million was allocated to intangible assets which are to be amortized over a 40-year period.

     Subsequent to December 31, 1998, the Company has acquired 18 HVAC businesses, including six Service Centers, for an aggregate consideration of approximately $13.0 million, consisting of approximately $4.5 million in notes convertible into shares of Common Stock and approximately $8.5 million in cash. All of the 1999 Acquired Service Centers were accounted for using the purchase method. Of the consideration paid for the 1999 Acquired Service Centers, $8.5 million was allocated to intangible assets which are to be amortized over a 40-year period.

     The Company's acquisitions during 1998 expanded the geographic coverage of the Company by providing entry to the Arizona, Colorado, New Jersey, New Mexico, Pennsylvania and Virginia markets and increasing the Company's market presence in California, Florida, Georgia, Missouri, Oklahoma and Tennessee. The Company now operates 104 Service Centers in 34 states.

OPERATING STRATEGY

     Management believes that successful implementation of the Company's operating strategy will enable it to establish a national reputation for superior, high quality service. By developing a national reputation, management believes the Company will appeal to a large number of customers who are familiar with and rely upon a large, national company. The Company's operating strategy incorporates the methods developed by CSG and Ron Smith and Associates, a subsidiary of the Company providing support services, and capitalizes on the efficiencies resulting from the integration of those methods, systems, and disciplines in its Service Centers. The key elements of the Company's operating strategy are as follows:

     Providing Superior, High Quality Service in a Professional Manner. The Service Centers seek to provide high quality service at a competitive price and in a friendly, professional manner. In order to provide such service, service technicians, maintenance technicians and installers employed by the Company complete comprehensive training programs designed to teach employees the Company's operating procedures and customer relations. These training programs are developed by experienced managers and consultants of the Company who provide detailed instructions in areas such as residential replacement sales and servicing equipment. Training programs in other areas such as preventive maintenance agreements and IAQ products are currently under development. The Company has standardized policies and operating procedures intended to result in a uniform level of professional, high quality service, including installation and maintenance procedures, random drug-testing of employees, the technician's appearance and the use of "Carpet Saver" shoe coverings when inside a customer's home. Substantially all of the Service Centers utilize a flat rate billing system that advises the customer of the cost of service before work begins and charges the quoted price regardless of the actual time necessary to repair the system. The Service Centers are generally open for business from 7:00 a.m. to 7:00 p.m. on weekdays, and most are open on Saturday from 7:00 a.m. to 4:00 p.m. Management believes that by providing evening and Saturday service, in addition to 24 hour emergency service, the Service Centers are able to better accommodate customers than most of their competitors.

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

     The Service Centers utilize a variety of local print advertising and targeted marketing promotions, some of which are designed by the Company's marketing department, including maintenance technician referrals, service technician referrals, yellow page listings and direct mail campaigns followed up by telemarketing. During the off-peak spring and fall months, the Service Centers aggressively market products and services which generate revenue during such months and help to offset increased demand historically experienced in the summer and winter months. In 1998, advertising and marketing expenditures (net of marketing expenditures by manufacturers) were 3.4% as a percentage of the Company's net revenue.

     As technology has improved, HVAC businesses have begun to utilize equipment that monitors the levels of certain harmful substances in the air of a customer's home. The Company's Service Centers offer and actively promote a number of IAQ services and products designed to detect and correct unhealthy air quality that management believes are not available from most HVAC contractors. Among these services are duct cleaning, fresh air ventilation and heat recovery systems, ultraviolet light processes and the sale and installation of ozonators.

     Achieving Operating Efficiencies. Manufacturers of HVAC equipment have historically offered more favorable prices and rebates to high volume purchasers. Since the Company's initial public offering (the "IPO"), the Company has consolidated certain functions, including the purchase of insurance, the leasing of service vehicles, the negotiation of inventory purchasing contracts, the provision of legal support and the utilization of trainers in the areas of marketing and IAQ products and services. The Company intends to review the desirability of consolidating other functions, including national marketing.

     The Company has implemented a uniform system of budgets, forecasts, reports and financial controls, including an electronic mail system, for its Service Centers. In addition, each of the Service Centers generates and provides to the Company a daily management report of revenue and certain billing and collection data.

     Attracting and Retaining Quality Employees. Management believes the Service Centers attract and retain quality employees by providing (i) an environment that emphasizes professionalism and customer satisfaction and (ii) extensive training that allows employees to advance to higher-earning positions. The Company has established a bonus program for each Service Center pursuant to which managers may earn bonuses based on the performance of the Service Center and the Company relative to established goals set by the Service Center's general manager and the Company. The Service Centers generally are operated by managers who are trained in the CSG operating methods and procedures and who management believes are better educated than a typical HVAC service business operator.

     Potential employees of most Service Centers must pass extensive interviews and background checks, where permitted, as well as technical tests prior to being hired. Service technicians, maintenance technicians and installers employed by the Company are required to complete training programs designed to teach employees the Company's operating procedures. These training programs are conducted both at the Service Centers and at CSG sponsored seminars. The Company has implemented training programs relating to marketing and IAQ products that are conducted at Service Centers by the Company's corporate trainers. Management believes that these programs have resulted in a low rate of employee turnover. See "Contractor Success Group."

CONTRACTOR SUCCESS GROUP

     CSG, a wholly-owned subsidiary of the Company, was formed in 1991 to offer HVAC companies (including subsidiaries of the Company) proprietary products and marketing, management, educational and advisory services not available from industry trade associations. Currently, there are approximately 260 members (including 104 subsidiaries of the Company) of CSG serving distinct market areas in the United States defined primarily by zip codes. CSG offers its members a competitive edge over other contractors in the market by teaching useful management and technical skills and providing training programs and other proprietary products. In exchange, CSG members pay an initial fee upon joining CSG and a monthly fee thereafter. In 1998, CSG generated fees totaling approximately $3.1 million ($0.8 million of which was from subsidiaries of the Company). CSG members are granted exclusive rights to the territory in which they operate. Although the Company has acquired 67 CSG members since its formation, other HVAC companies have joined CSG. The Company intends to continue to build and expand the CSG membership.

     CSG licenses to its members copyrighted training manuals that cover in specific detail the aspects of owning and operating an HVAC service and replacement company, including residential replacement sales, residential maintenance, service contracts, residential installation, business planning and service dispatch. In addition, CSG members receive materials and attend conferences regarding methods and procedures for the operation of an efficient, profitable HVAC company, including (i) daily report forms designed to provide accurate and timely sales and cost information essential to determining the performance of an HVAC business, (ii) "Scorecard," a monthly report distributed to CSG members comparing top producers among members, (iii) contracts and forms, including sales and service contracts and non-competition agreements for employees, (iv) marketing promotions that are tested and proven with specific instructions on how to tailor advertising for the member's market and (v) quarterly projects introducing CSG members to new products and services designed to increase productivity.

  Seminars and Services

     Potential CSG subscribers are invited to attend an informational seminar where they are introduced to the CSG concept and are invited to join the organization. Upon paying the initial fee, CSG subscribers attend four two-day workshops conducted by CSG. At these workshops, HVAC contractors are educated on all aspects of operating an HVAC service and replacement business. Attendees receive presentations and materials that explain in specific detail the methods and procedures successfully utilized by CSG members. Topics covered include administration, sales, service, advertising, direct marketing, maintenance, service contracts, acquisitions and accounting. CSG members may also attend "Success Convention," which is a quarterly two-day convention of CSG members designed to allow the members to compare ideas and projects and at which quarterly projects are presented, and "Sales Extravaganza," which is an annual convention designed to encourage and motivate a member's salespeople, selling technicians and telemarketers.

  Future University

     In connection with the acquisition of its Service Centers, the Company has acquired approximately 47% of the issued and outstanding common stock of Future University, Inc. ("Future

University(R)"). The remaining shares of Future University Common Stock are held by a number of CSG members and their shareholders. Future University is a corporation formed in 1991 that offers to CSG members (including subsidiaries of the Company), for an additional enrollment fee, technical and operational educational programs designed to improve the profitability of the CSG member's business. The technical programs offer installers and technicians a combination of classroom and on-the-job training during one and two week sessions. Technicians receive skills training that will enable them to effectively analyze customer problems and offer efficient solutions. In the maintenance training classes, for example, technicians are trained to maximize the operating efficiency of HVAC systems, assure safe operation of systems and reduce the chances of future breakdowns. In the sales training classes, technicians are trained to deal with customer expectations, use and promote various products and services, develop leads, explain financing programs and improve on various customer relations skills. In sending technicians to the Future University program, CSG members are able to develop a high level of commitment in their employees. The technical programs are held in Little Rock, Arkansas under an exclusive licensing arrangement with Hardwick Air Masters, Inc., one of the Company's Service Centers. The operational programs offer general managers and salespeople a variety of classes covering residential sales training, replacement sales, marketing and promotions, telemarketing and general operations. In January 1999, the Company began implementing internal training programs in lieu of sending Company employees to Future University. The Company does not plan to send its employees to Future University in the future.

SERVICE CENTERS

  General

     Management estimates that during 1998 the Service Centers' service and maintenance technicians responded to approximately one million maintenance, repair and service calls. The services offered by each Service Center include
(i) the sale of replacement central air conditioners, furnaces and heat pumps,
(ii) the maintenance and repair of HVAC units, (iii) diagnostic analysis of the condition of existing units and (iv) the sale of ancillary products such as IAQ devices and monitors. Most of the Service Centers employ an in-house sales force that sells replacement units, installation technicians who install replacement equipment in existing homes, service technicians who service and maintain the equipment, and an administrative staff to perform dispatching, purchasing and other administrative functions. In addition, some of the Service Centers offer plumbing services. Management believes that in 1998 the installation and servicing of plumbing systems represented less than 3% of the Company's pro forma net revenue. The Company anticipates that these Service Centers will continue to offer, and that Service Centers acquired in the future may offer, plumbing services, but currently does not intend to expand this business.

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

  Sale of Replacement Units

     The replacement market for residential HVAC equipment is dependent upon the base of installed units, the mechanical life and usage of the equipment and technological advances in the efficiency of newer units. Management believes the replacement market for HVAC units offers the potential for growth given the number of HVAC systems that will need replacement in the future. The market for replacement units is highly fragmented, with no single manufacturer dominating the market. In order to service the replacement market, the Company maintains relationships with several national, regional and local manufacturers of replacement units in order to offer a wide variety of products to its customers. The Company maintains a preferred vendor program (the "Preferred Vendor Program") pursuant to which the Company has established strategic relationships with selected vendors. The Company encourages its Service Centers to use these preferred vendors which offer discounts and rebates to the Service Centers. The Company provides the retail customer with a warranty on parts and labor ranging from one to ten years from the date of installation of the HVAC unit. This warranty generally runs concurrent with the manufacturer's warranty on parts for the first year and for five to ten years on the compressor and heat exchanger.

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

  Maintenance and Service Agreements

     The Company currently has approximately 190,000 maintenance agreements with customers. These agreements are generally for a term of one to three years and generally provide for two diagnostic and precision maintenance visits during the year at an average cost to the customer of approximately $135 per year. The sale of maintenance agreements not only generates recurring revenue through the payment of fees, but also helps the Company develop a committed, loyal customer base and provides the opportunity for cross-marketing of the Company's other services and products. Management believes that customers with maintenance agreements are among the Company's most satisfied customers because of the many benefits offered by these agreements, including (i) energy savings resulting from a more efficient HVAC system, (ii) fewer and less costly emergency repairs,
(iii) longer useful life for the HVAC system, (iv) discounted rates for service and (v) guaranteed same-day service in the event of an emergency repair. Maintenance agreements also allow the Company to more fully utilize its technicians during the historically slower spring and fall months by scheduling maintenance appointments during such time. Because systems under maintenance agreements are less likely to require emergency repairs, the Service Centers are able to provide more prompt service to emergency and new service calls.

     The Company's service agreements are generally for a term of one year and provide for the repair of any problem with the customer's system at no additional cost to the customer. Pursuant to the terms of the service agreements, if the cost of repair exceeds the value of the customer's HVAC system, the Company is not required to repair the system, and the customer receives a discount on the purchase of a replacement unit from the Company. In some states, warranties provided for in the Company's service agreements may be deemed insurance contracts by applicable state insurance regulatory agencies, thereby subjecting the Company and the service agreements to the insurance laws and regulations of any such state. In such states, the Company insures its service agreements through licensed insurers. Management believes that the Company has made adequate provision for potential claims under these agreements. See "Regulation."

  Commercial Service and Replacement

     Some of the Service Centers offer HVAC services to small and medium-sized businesses. In 1998, non-residential revenue generated from the provision of services and sale of products, including those related to commercial, electrical and plumbing services and products, represented approximately 25% of the Company's pro forma net revenue. The Service Centers target restaurants, small office buildings, warehouses and theaters as potential prospects for their commercial services. The Company's commercial sales representatives receive extensive training designed to enable the representatives to promote the Company's services and products effectively. The services offered to commercial customers are generally the same as services offered to residential customers, including the analysis, maintenance and repair of existing HVAC systems, the sale of replacement systems and the sale of ancillary products, including IAQ devices and services. While management does not plan to develop further its commercial HVAC business beyond existing operations given the potential for growth in the residential service and replacement market, the Company intends to continue to provide, and may acquire Service Centers that provide, commercial HVAC services.

SERVICES AND OPERATIONS

     The Company, through SEI Management Company, LLC ("SEI Management Company"), provides management, financial and accounting support services for all of the Service Centers' operations, as well as insurance coverage and certain marketing and legal support. SEI Management Company personnel provide certain financial control support, including budgets, forecasts and reports, while allowing each general manager of a Service Center to manage its day-to-day operations. SEI Management Company has continued to add various management and staff personnel to provide support services for the Service Centers and to facilitate the acquisition of additional HVAC businesses.

     The Company provides the following services to its Service Centers:

     Purchasing

          Each Service Center generally purchases the HVAC units, parts and supplies it uses from distributors. The Company's Preferred Vendor Program was designed to ensure competitive prices and services at the local level and to reduce certain administrative and operational costs of the Company. At each Service Center, the general manager has the freedom to determine the best suppliers of products for the customer. The Company has developed a strategic relationship with several vendors and requests that the Service Centers support them when practical. The benefits available to the Service Centers by utilizing this select list of vendors are significant, and although the Preferred Vendor Program is voluntary, it is widely used in most of the Service Centers. The Preferred Vendor Program offers several recognized national brands in manufacturing including The Trane Company, Lennox Industries, Inc., Amana and Carrier Corporation, and distribution channels including Pameco Corp., Hughes Supply, Inc., Johnstone Supply and R.E. Michel Co., Inc.

     Management Information Systems

          The Service Centers currently utilize various management and financial information systems. The Company is in the process of converting the majority of the Service Centers' current systems to an integrated system. The implementation of an integrated system will allow the Company to maintain greater control over the operations of its Service Centers. The Company tracks important data related to the Service Centers' operations and financial performance and monitors all advertising expenditures. In addition, the Service Centers generate and provide to the Company a daily management report of revenue information and certain billing and collection data.

     Employee Screening and Training

          Prior to employment, potential employees of the Company are tested to determine their technical expertise. In addition, as permitted by local law, employees of the Company are required to pass a drug test prior to employment and are thereafter subject to random drug testing. Failure to take or pass a drug test may result in immediate termination of employment. Once hired, employees of the Company generally complete various training programs covering technical skills and communication and sales techniques. In addition, employees periodically attend educational seminars and conventions conducted by CSG. See "Contractor Success Group." The Company has established training programs relating to marketing and IAQ products that are conducted at the Company's Service Centers.

     Advertising and Marketing

          The Company's advertising and marketing programs are designed to attract new customers and to stimulate increased demand from existing customers. Each Service Center, generally utilizing materials produced by CSG, develops customized marketing programs tailored to meet the needs of its local customer base. Emphasizing superior, high quality service, the Service Centers market directly to prospective and existing customers through various means, including local print advertising, yellow page listings and direct mail campaigns followed up by telemarketing. In 1998, advertising and marketing expenditures (net of marketing expenditures by manufacturers) were 3.4% as a percentage of the Company's net revenue. The Company intends, over time, to develop the Service Experts name as a key element of its marketing strategy. As a part of this strategy, management has begun and gradually will continue to integrate the Company's name and logo in advertising while continuing to utilize established local brand names.

REGULATION

     HVAC systems are subject to various environmental statutes and regulations, including, but not limited to, laws and regulations implementing the Clean Air Act, as amended (the "Clean Air Act"), relating to minimum energy efficiency standards of HVAC systems and the production, servicing and disposal of certain ozone depleting refrigerants used in such systems. The Company's Service Centers are also subject to various federal, state and local environmental regulations, including, but not limited to, laws and regulations governing the generation of hazardous substances and maintenance of underground storage tanks. In connection with the entry into new markets, the Company may become subject to compliance with additional regulations. Although, there can be no assurance that the regulatory environment in which the Company operates will not change significantly in the future, compliance with existing regulatory requirements has not had a material effect on the Company.

     Various local, state and federal laws and regulations, including, but not limited to, laws and regulations implementing the Clean Air Act, impose licensing standards on technicians who service HVAC units. While the installers and technicians employed by the Service Centers are duly certified by applicable local, state and federal agencies and have been able to meet or exceed such standards to date, there can be no assurance that they will be able to meet stricter future standards. In addition, installers must comply with local building codes when installing HVAC units in residences and commercial buildings.

     In some states, warranties provided for in the Company's service agreements may be deemed insurance contracts by applicable state insurance regulatory agencies, thereby subjecting the Company and the service agreements to the insurance laws and regulations of any such state.

TRADEMARKS

     "Service Experts" is registered as a federal trademark with the United States Patent and Trademark Office. The Company currently licenses the Service Experts name and logo to two companies that are members of CSG. The Company owns and licenses numerous proprietary products used by the Service Centers and other CSG members. See "Contractor Success Group." In addition, the Company owns approximately 47% of the issued and outstanding common stock of "Future University," which is registered as a federal trademark with the United States Patent and Trademark Office. See "Contractor Success Group -- Future University." The Company regards its trademarks as having significant value and being an important factor in the development and marketing of its operations. The Company's policy is to pursue registration of its trademarks whenever possible and to oppose vigorously any infringement of its trademarks.

COMPETITION

     The HVAC service and replacement industry is highly competitive in each of the markets in which the Company operates. The Company's Service Centers compete with utility companies and other full-service HVAC businesses primarily on the basis of quality, reliability, customer service and price. Some of these companies have access to capital, personnel, marketing and technological resources that are equal to or greater than those of the Company. Certain of these companies are pursuing a consolidation strategy in the industry and compete with the Company for potential acquisitions as well as for customers. Because of the fragmented nature of the industry and relative low barriers to entry, additional competitors, including companies that offer other home improvement services in addition to HVAC services, may emerge that have greater access than the Company to capital, personnel, marketing and technological resources.

EMPLOYEES

     Management estimates that the Company currently has approximately 4,500 employees, all but approximately 100 of who are employed at Service Centers. None of the Company's employees is represented by a collective bargaining agreement.

INSURANCE

     The Company maintains general liability, workers compensation, property, employment practices liability and director and officer insurance. The costs of insurance coverage vary, and the availability of certain coverage has fluctuated in recent years. While management believes, based upon its claims experience, that the Company's present insurance coverage is adequate for its current operations, there can be no assurance that the coverage is sufficient for all future claims or will continue to be available in adequate amounts or at reasonable rates.

ITEM 2.  PROPERTIES

     The Company currently occupies the building and underlying real estate on which all but six of its Service Centers are located pursuant to leases primarily with various stockholders of the Company on terms generally ranging from five to ten years and on terms the Company believes to be commercially reasonable. Total rental expense for the Company's leased centers, including certain leased vehicles and equipment, in 1998 was approximately $5.9 million, of which $3.0 million was to related parties. The Company purchased the building and underlying real estate on which six of its Service Centers are located. The Company generally plans to continue to lease rather than purchase space for the Service Centers to maximize the Company's available capital.

     SEI Management Company, the Company's management services provider, maintains its corporate headquarters in approximately 20,000 square feet of space in Brentwood, Tennessee. This operating lease is for a term of five years expiring on April 30, 2003.

ITEM 3.  LEGAL PROCEEDINGS

     The Company does not have any material litigation. The Company and its Service Centers currently, and from time to time, are parties to litigation or administrative proceedings which arise in the normal course of their business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the stockholders during the fourth quarter ended December 31, 1998.

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

                                                              HIGH      LOW
                                                             ------    ------
1997
First Quarter..............................................  $28.25    $21.25
Second Quarter.............................................   30.25     21.25
Third Quarter..............................................   30.38     24.38
Fourth Quarter.............................................   30.38     24.63
1998
First Quarter..............................................  $31.44    $25.75
Second Quarter.............................................   34.50     30.69
Third Quarter..............................................   37.13     20.63
Fourth Quarter.............................................   32.38     22.00
1999
First Quarter (through March 23, 1999).....................  $29.06    $10.00

     On March 23, 1999, the last reported sale price of the Common Stock was $10.50 per share. As of March 23, 1999, there were approximately 395 holders of record of the Company's Common Stock.

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

     From time to time, the Company issues subordinated notes convertible into shares of the Company's Common Stock in connection with the acquisition of HVAC service and replacement businesses. The subordinated notes are convertible into shares of the Company's Common Stock at conversion prices ranging from 140% to 200% of the average market price of the Common Stock for the five trading days preceding the date the note is issued. The Company has issued convertible subordinated notes and the shares of Common Stock issued upon conversion of notes, pursuant to the Company's shelf Registration Statement on Form S-4 (Registration No. 333-12319) (the "Shelf Registration Statement") and in transactions intended to be exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Sections 3(a)(11), 3(b) or 4(2) thereunder. In the future, the Company intends to issue convertible subordinated notes and the shares of Common Stock issued upon conversion primarily pursuant to the Shelf Registration Statement.

     For the year ended December 31, 1998, the Company issued convertible subordinated notes bearing interest at rates ranging from 4.51% to 5.54% in an aggregate principal amount of approximately $6.2 million.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following table presents selected consolidated financial data of the Company. The Company was incorporated on March 27, 1996. As a result of the adoption of Securities and Exchange Commission ("Commission") Staff Accounting Bulletin No. 97 ("SAB 97") on July 31, 1996, the historical financial statements of the Company for periods prior to August 21, 1996 are the combined financial statements of AC Service & Installation Co., Inc. and Donelson Air Conditioning Company, Inc. (collectively, the "Acquiring Company") and eight subsequent acquisitions accounted for as poolings of interests. AC Service & Installation Co., Inc. and Donelson Air Conditioning Company, Inc. were under common control prior to August 21, 1996. On August 21, 1996 and simultaneous with the closing of its initial public offering, the Company acquired in separate transactions, 12 HVAC replacement and service businesses and CSG (collectively, the "Predecessor Companies") in exchange for shares of the Company's Common Stock and cash (the "Combination"). The Acquiring Company was treated as the acquirer entity in this transaction in accordance with SAB 97. The operations of the Predecessor Companies have been included in the Company's financial statements from the date of acquisition. The above-mentioned acquisitions have been accounted for using the historical cost basis of the acquired companies in accordance with Commission Staff Accounting Bulletin No. 48 ("SAB 48"). The following should be read with the consolidated financial statements and notes thereto appearing elsewhere herein.

                                                              YEAR ENDED DECEMBER 31,
                                                 -------------------------------------------------
                                                  1994      1995      1996       1997       1998
                                                 -------   -------   -------   --------   --------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF INCOME DATA:
Net revenue....................................  $54,535   $59,754   $85,184   $248,110   $407,835
Cost of goods sold.............................   41,704    46,820    61,405    161,281    261,670
                                                 -------   -------   -------   --------   --------
Gross margin...................................   12,831    12,934    23,779     86,829    146,165
Selling, general and administrative expenses...   10,985    12,255    18,837     62,103    104,627
                                                 -------   -------   -------   --------   --------
Income from operations.........................    1,846       679     4,942     24,726     41,538
Other income (expense).........................     (214)     (428)     (117)       599     (2,853)
                                                 -------   -------   -------   --------   --------
Income before federal and state income taxes...    1,632       251     4,825     25,325     38,685
Provision for income tax expense...............      325       240     1,104      9,380     15,260
                                                 -------   -------   -------   --------   --------
Net income.....................................  $ 1,307   $    11   $ 3,721   $ 15,945   $ 23,425
                                                 =======   =======   =======   ========   ========
Pro forma net income(1)........................  $   932   $   207   $ 3,180   $ 15,315   $ 23,028
                                                 =======   =======   =======   ========   ========

                                                              YEAR ENDED DECEMBER 31,
                                                 -------------------------------------------------
                                                  1994      1995      1996       1997       1998
                                                 -------   -------   -------   --------   --------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income per share:
  Basic........................................  $   .50   $   .00   $   .68   $   1.08   $   1.39
                                                 =======   =======   =======   ========   ========
  Diluted......................................  $   .50   $   .00   $   .67   $   1.07   $   1.37
                                                 =======   =======   =======   ========   ========
Pro forma net income per share:
  Basic........................................  $   .36   $   .08   $   .58   $   1.04   $   1.36
                                                 =======   =======   =======   ========   ========
  Diluted......................................  $   .36   $   .08   $   .58   $   1.03   $   1.35
                                                 =======   =======   =======   ========   ========
Weighted average shares outstanding:
  Basic........................................    2,601     2,601     5,491     14,774     16,875
                                                 =======   =======   =======   ========   ========
  Diluted......................................    2,601     2,601     5,520     14,922     17,068
                                                 =======   =======   =======   ========   ========

---------------

(1) Reflects a pro forma tax adjustment on income of the Acquiring Company and Pooled Companies previously taxed as Subchapter S corporations.

                                                                   DECEMBER 31,
                                                 -------------------------------------------------
                                                  1994      1995      1996       1997       1998
                                                 -------   -------   -------   --------   --------
                                                                  (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital................................  $   879   $   531   $12,756   $ 35,696   $ 83,037
Total assets...................................   15,638    20,697    83,398    198,210    356,555
Total debt.....................................    4,887     8,899     6,928     16,579    109,172
Stockholders' equity...........................    4,501     4,094    56,059    143,807    206,382

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

     As of December 31, 1998, the Company had acquired 194 HVAC businesses and one consulting business (the "Acquired Companies") since the IPO, of which 92 are Service Centers. The consideration paid by the Company for the Acquired Companies was approximately $255.7 million, consisting of approximately 6.8 million shares of Common Stock, warrants to purchase 307,500 shares of Common Stock, $6.2 million in notes convertible into shares of Common Stock and approximately $101.9 million in cash. Eight of the Acquired Companies were accounted for using the pooling of interests method, and the remainder were accounted for using the purchase method. Approximately $196.6 million of the consideration paid by the Company was allocated to intangible assets which are to be amortized over a 40-year period.

FINANCIAL STATEMENT PRESENTATION

     Since the IPO, the financial presentation of the Company has changed. The Combination was accounted for using the historical cost basis of the Predecessor Companies in accordance with SAB 48.

On July 31, 1996, SAB 97 was adopted to replace SAB 48 for certain combination transactions. In accordance with the provisions of SAB 97, the presentation of financial information for the Company reflects the Acquiring Company as the acquirer of the other Predecessor Companies. Prior financial statements of the combined Predecessor Companies are not included in the Company's historical financial presentation. The operation of the Predecessor Companies and other Acquired Companies (except for the Pooled Companies) have been included in the Company's financial statements from their respective effective dates of acquisition.

     The Acquired Companies historically have been managed as independent private companies, and as such, their results of operations reflect different tax structures which have influenced, among other things, their historical levels of owner's compensation. Owners and certain key employees of the Acquired Companies have agreed to certain reductions in their compensation and certain fringe benefits in connection with the acquisitions.

COMPONENTS OF INCOME

     Net revenue of the Acquired Companies has been derived primarily from the installation, service and maintenance of central air conditioners, furnaces and heat pumps in existing homes and commercial businesses. Net revenue and associated income from operations are subject to seasonal fluctuations resulting from increased demand for the Company's services during warmer weather in the summer months and during colder weather in winter months, particularly in the beginning of each season. Cost of goods sold primarily consists of purchased materials such as replacement air conditioning units and heat pumps and the labor associated with both installations and repair orders. The main components of selling, general and administrative expenses include administrative salaries, legal and professional fees, insurance expense and promotion and advertising expenses.

PREFERRED VENDOR PROGRAM

     The Company's Preferred Vendor Program was designed to ensure competitive prices and services at the local level and to reduce certain administrative and operational costs of the Company. At each Service Center, the general manager has the freedom to determine the best suppliers of products for the customer. The Company has developed a strategic relationship with several vendors and requests that the Service Centers support them when practical. The benefits available to the Service Centers by utilizing this select list of vendors are significant, and although the Preferred Vendor Program is voluntary, it is widely used in most of the Service Centers.

RESULTS OF OPERATIONS

     Because of the significant effect and timing of acquisitions and the anticipated effect of future acquisitions on the Company's results of operations, the Company's historical results of operations and period-to-period comparisons will not be indicative of future results and may not be meaningful. The Company plans to continue acquiring HVAC businesses in the future. The integration of acquired HVAC businesses and the addition of management personnel to support existing and future acquisitions may positively or negatively affect the Company's results of operations during the period immediately following acquisition.

     The following table sets forth certain selected financial data and percentages of net revenue for the periods indicated:

                                                      YEAR ENDED DECEMBER 31,
                                         -------------------------------------------------
                                             1996              1997              1998
                                         -------------    --------------    --------------
                                                           (IN MILLIONS)
Net revenue............................  $85.2   100.0%   $248.1   100.0%   $407.8   100.0%
Cost of goods sold.....................   61.4    72.1     161.3    65.0     261.7    64.2
                                         -----   -----    ------   -----    ------   -----
Gross margin...........................   23.8    27.9      86.8    35.0     146.1    35.8
Selling, general and administrative
  expenses.............................   18.9    22.1      62.1    25.0     104.6    25.6
                                         -----   -----    ------   -----    ------   -----
Income from operations.................  $ 4.9     5.8%   $ 24.7    10.0%   $ 41.5    10.2%
                                         =====   =====    ======   =====    ======   =====

  YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     Net Revenue. Net revenue increased $159.7 million, or 64.4%, from $248.1 million for the year ended December 31, 1997 to $407.8 million for the year ended December 31, 1998. Approximately $15.7 million of the increase is attributable to an increase in revenue from Service Centers reporting for 12 months in both periods, approximately $71.0 million of the increase is attributable to Service Centers acquired in 1997 reporting results for a full year in 1998 and approximately $72.0 million of the increase is attributable to the 1998 Acquired Service Centers.

     Cost of Goods Sold. Cost of goods sold increased $100.4 million, or 62.2%, from $161.3 million for the year ended December 31, 1997 to $261.7 million for the year ended December 31, 1998. As a percentage of net revenue, cost of goods sold decreased from 65.0% for the year ended December 31, 1997 to 64.2% for the year ended December 31, 1998. The decrease as a percentage of net revenue was primarily attributable to an emphasis on more profitable products and a $2.5 million decrease in the cost of equipment and supplies as a result of the Preferred Vendor Program.

     Gross Margin. Gross margin increased $59.3 million, or 68.3%, from $86.8 million for the year ended December 31, 1997 to $146.1 million for the year ended December 31, 1998. As a percentage of net revenue, gross margin increased from 35.0% for the year ended December 31, 1997 to 35.8% for the year ended December 31, 1998. The increase in gross margin as a percentage of net revenue is primarily attributable to the inclusion of 106 companies acquired in 1998 and the reduction in costs as a result of the Preferred Vendor Program.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $42.5 million, or 68.5%, from $62.1 million for the year ended December 31, 1997 to $104.6 million for the year ended December 31, 1998. This increase is attributable to the inclusion of 106 companies acquired in 1998, a $4.7 million increase in depreciation and amortization expense, a $2.6 million increase in corporate payroll expense, a $1.4 million increase in the provision for bad debts and a $1.0 million increase in information system consulting expenses during the year. As a percentage of net revenue, selling, general and administrative expenses increased from 25.0% for the year ended December 31, 1997 to 25.6% for the year ended December 31, 1998.

     Income from Operations. Income from operations increased $16.8 million from $24.7 million for the year ended December 31, 1997 to $41.5 million for the year ended December 31, 1998. Income from operations as a percentage of net revenue increased from 10.0% in 1997 to 10.2% in 1998 as a result of the factors mentioned above.

     Other Income (Expense). Other expense for the year ended December 31, 1998 was $2.8 million as compared to $0.6 million of other income for the year ended December 31, 1997, representing an increase in other expense of $3.4 million. The increase is attributable to an increase in interest expense incurred as a result of increased borrowings primarily on the line of credit and senior unsecured notes.

     Provision for Income Taxes. The Company's effective tax rate of 39.4% for the year ended December 31, 1998 differed from the federal statutory rate of 35% primarily as a result of goodwill amortization, portions of which are not deductible for federal income tax purposes, and offset by income of a Subchapter S corporation accounted for using the pooling of interests method which is not subject to federal income tax, and state income taxes. The effective tax rate of 37% for the year ended December 31, 1997 differed from the federal statutory rate of 35% primarily as a result of state income taxes, goodwill amortization, portions of which are not deductible for federal income tax purposes, and offset by income of Subchapter S corporations accounted for using the pooling of interests method which is not subject to federal income tax.

  YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

     Net Revenue. Net revenue increased $162.9 million, or 191.3%, from $85.2 million for the year ended December 31, 1996 to $248.1 million for the year ended December 31, 1997. Approximately $6.9 million of the increase is attributable to an increase in revenue from Service Centers reporting for 12 months in both periods, approximately $107.1 million of the increase is attributable to Service Centers acquired in 1996 reporting results for a full year in 1997 and approximately $47.6 million of the increase is attributable to Service Centers acquired in 1997.

     Cost of Goods Sold. Cost of goods sold increased $99.9 million, or 162.7%, from $61.4 million for the year ended December 31, 1996 to $161.3 million for the year ended December 31, 1997. As a percentage of net revenue, cost of goods sold decreased from 72.1% for the year ended December 31, 1996 to 65.0% for the year ended December 31, 1997. The decrease as a percentage of net revenue was primarily attributable to an emphasis on more profitable products, the inclusion of the Predecessor Companies and the December 1996 acquisitions for a full year, the inclusion of the 66 companies acquired in 1997 and a $1.8 million decrease in the cost of equipment and supplies as a result of the Preferred Vendor Program.

     Gross Margin. Gross margin increased $63.0 million, or 265.1%, from $23.8 million for the year ended December 31, 1996 to $86.8 million for the year ended December 31, 1997. As a percentage of net revenue, gross margin increased from 27.9% for the year ended December 31, 1996 to 35.0% for the year ended December 31, 1997. The increase as a percentage of net revenue was primarily attributable to an emphasis on more profitable products, the inclusion of the Predecessor Companies and the December 1996 acquisitions for a full year, the inclusion of the 66 companies acquired in 1997 and a $1.8 million decrease in the cost of equipment and supplies as a result of the Preferred Vendor Program.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $43.2 million, or 229.7%, from $18.9 million for the year ended December 31, 1996 to $62.1 million for the year ended December 31, 1997. This increase is attributable to the inclusion of 66 companies acquired in 1997, a $1.8 million increase in amortization expense and an increase in management personnel during the year. As a percentage of net revenue, selling, general and administrative expenses increased from 22.1% for the year ended December 31, 1996 to 25.0% for the year ended December 31, 1997 as a result of the factors mentioned above.

     Income from Operations. Income from operations increased $19.8 million from $4.9 million for the year ended December 31, 1996 to $24.7 million for the year ended December 31, 1997. Income from operations as a percentage of net revenue increased from 5.8% in 1996 to 10.0% in 1997 as a result of the factors mentioned above.

     Other Income (Expense). Other income for the year ended December 31, 1997 was $.6 million as compared to $0.1 million of other expense for the year ended December 31, 1996. The increase is attributable to an increase in interest and other income.

     Provision for Income Taxes. The Company's effective tax rate of 37% for the year ended December 31, 1997 differed from the federal statutory rate of 35% primarily as a result of state income taxes, goodwill amortization, portions of which are not deductible for federal income tax purposes, and offset by income of Subchapter S corporations accounted for using the pooling of interests method which is not subject to federal income tax. The effective tax rate of 22.9% for the year ended December 31, 1996 differed from the federal statutory rate of 34% primarily as a result of state income taxes, offset by the effect of income of Subchapter S corporations accounted for using the pooling of interests method which is not subject to federal income tax, the effect of graduated tax rates utilized by the Predecessor Companies and the benefit recorded upon the termination of the Subchapter S election of the Acquiring Company.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal capital needs arise from the acquisition of new HVAC businesses and the costs associated with such expansion. Cash used in investing activities was primarily attributable to the acquisition of HVAC businesses and capital expenditures.

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

     The Company currently has a $100.0 million unsecured revolving credit facility with a banking syndication available through April 30, 2001 (the "Credit Facility"), of which $49.6 million was outstanding at December 31, 1998 and $69.1 million was outstanding at March 23, 1999. At December 31, 1998, $50.4 million was available under the Credit Facility. Borrowings under the Credit Facility bear interest at either (i) the higher of the agent's base lending rate or the federal funds rate plus one-half of one percent per annum or (ii) a variable rate equal to the 30, 60, 90 or 180-day LIBOR, as such rates change from time to time, plus a variable margin of from 62.5 to 150 basis points depending on the Company's funded debt to EBITDA ratio determined on a quarterly basis, at the election of the Company. All of the Company's subsidiaries have guaranteed the repayment of indebtedness under the Credit Facility. The Credit Facility contains covenants with respect to (i) the maintenance of certain financial ratios and specified net worth, (ii) the limitation of (A) the aggregate outstanding principal balance of the Senior Notes (as defined below) to $75.0 million and (B) the aggregate outstanding principal balance of any debt issued by the Company directly to sellers of acquired HVAC businesses to $50.0 million, (iii) the sale of substantial assets, consolidations or mergers by the Company and (iv) the payment of dividends. Based on the Company's total funded debt to pro forma EBITDA ratio at December 31, 1998, the Company is limited to the incurrence of an additional $75.4 million of debt in the aggregate.

     On June 23, 1998, the Company issued $32.5 million of 6.97% senior unsecured notes, due June 15, 2003, and $17.5 million of 7.13% senior unsecured notes, due June 15, 2005 (collectively, the "Senior Notes"), in a private placement to a group of institutional investors. The Senior Notes provide for interest to be paid on December 15 and June 15 of each year, with principal due at maturity. All of the Company's subsidiaries have guaranteed the repayment of the Senior Notes. The Note Purchase Agreement, pursuant to which the Senior Notes were issued, contains covenants with respect to maintaining certain financial ratios and specified net worth and limiting the incurrence of additional indebtedness and the sale of substantial assets, consolidations or mergers by the Company.

     During 1998, the Company issued convertible subordinated notes (the "Notes") totaling approximately $6,164,000 as consideration in certain acquisitions. Principal is payable in four equal annual installments beginning one year from the date of issuance. Interest, at an average rate of 4.85% (ranging from 4.51% to 5.54%), is payable quarterly. The Notes are convertible, at the option of the holder, into the Company's Common Stock at any time, at an average conversion price of $36.70 per share (ranging from $31.56 to $42.09), subject to adjustment in certain events. If the closing sales price of a share of Common Stock exceeds the conversion price for five consecutive trading days, the Company may elect to convert the Notes into shares of Common Stock at the conversion price.

     For the year ended December 31, 1998, net cash used in operations was $15.6 million compared to cash provided by operations of $13.9 million for the year ended December 31, 1997. The primary reasons for the $15.6 million in net cash used in operations were a $16.5 million increase in accounts receivable, a $12.2 million increase in inventory, an $11.1 million decrease in accounts payable and accrued liabilities and a $2.8 million increase in refundable income taxes. The increase in inventory is primarily attributable to the effect of bulk inventory purchases made directly from the manufacturers during 1998. These purchases generally bypass the distribution channel thereby allowing manufacturers to offer the Company rebate and cash discount incentives for its participation in these programs when offered. In addition to the increase in inventory on hand, the bulk purchases have the effect of reducing accounts payable as payment is due when inventory is received. The Company has determined that the reduced costs realized through these bulk purchases more than offset the carrying cost of the additional inventory and the reduction in payment terms. The $16.5 million increase in accounts receivable for the year ended December 31, 1998 is primarily attributable to the increase of light commercial revenue during the year and to a $4.1 million increase in rebate receivables. Most rebates are paid to the Company on an annual basis although some payment terms are quarterly. The increase in refundable income taxes was attributable to state and local tax expense being lower than expected which resulted in an over payment of taxes.

     For the year ended December 31, 1998, net cash used in investing activities was $73.0 million as compared to $50.9 million for the year ended December 31, 1997. The increase in the use of cash for investing activities is attributable to the payment of $65.6 million to purchase HVAC businesses and the purchase of $12.4 million of property, plant and equipment additions. For the year ended December 31, 1997, net cash used in investing activities was $50.9 million compared to $16.4 million for the year ended December 31, 1996. The increase in the use of cash for investing activities is attributable to the payment of $46.6 million for the purchase of HVAC businesses and the purchase of $10.0 million of property, plant and equipment.

     For the year ended December 31, 1998, net cash provided by financing activities was $85.8 million as compared to $37.5 million for the year ended December 31, 1997. The increase in cash provided by financing activities is primarily attributable to the issuance of $50.0 million of Senior Notes and a $34.1 million increase in the Credit Facility as compared to a $15.5 million increase in the Credit Facility and the issuance of $38.0 million of Common Stock to acquire HVAC businesses in 1997. For the year ended December 31, 1997, net cash provided by financing activities was $37.5 million as compared to $25.1 million for the year ended December 31, 1996. The increase in cash provided by financing activities is primarily attributable to a $15.5 million increase in the Credit Facility and the issuance of $38.0 million of Common Stock to acquire HVAC businesses in 1997 as compared to the issuance of $28.1 million of Common Stock to acquire HVAC businesses in 1996.

     The Company currently has on file with the Commission the Shelf Registration Statement covering securities with a collective aggregate offering price of $50.0 million for use in the acquisition of HVAC businesses. Under the Shelf Registration Statement, the Company may issue shares of Common Stock, warrants to purchase Common Stock and debt securities convertible into shares of Common Stock in connection with acquisitions.

     Management believes that the Company's existing cash balances and available borrowings will be sufficient to fund the Company's operating needs, acquisitions, planned capital expenditures and debt service requirements for the next 12 months. Management continually evaluates potential strategic acquisitions as part of the Company's growth strategy. Prior to September 1998, such acquisitions were predominantly funded by issuing shares of Common Stock and cash. Since September 1998, the Company has used convertible subordinated notes and cash to fund its acquisitions. Future acquisi-tions could be effected using Common Stock, warrants, debt securities or cash. Although the Company believes that its financial resources will enable it to consider potential acquisitions, should the Company's actual results of operations fall short of, or its rate of expansion significantly exceed, its plans, or should its costs or capital expenditures exceed expectations, the Company may need to seek additional financing in the future. In negotiating such financing, there can be no assurance that the Company will be able to raise additional capital on terms satisfactory to the Company. Failure to obtain additional financing on reasonable terms could have a negative effect on the Company's plans to acquire additional HVAC businesses.

  NEWLY ISSUED ACCOUNTING STANDARDS

     In 1998, the Company adopted a new disclosure pronouncement, Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components. SFAS No. 130 requires unrealized gains or losses on the Company's available-for-sale securities to be included in other comprehensive income. The adoption of SFAS No. 130 had no effect on stockholders' equity as previously reported, and comprehensive income was the same as net income for the year ended December 31, 1996 and 1997.

     The Company also adopted another new disclosure pronouncement, SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 requires companies to report selected segment information when certain size tests are met. Management has determined that the Company operates in only one reportable segment meeting the applicable tests.

     The Company adopted Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," earlier than required. SOP 98-1 requires capitalization of certain costs to purchase or develop internal-use software, and the amortization of these costs over the estimated useful life of the software. During 1998, the Company capitalized approximately $2.5 million of purchased internal-use software and development costs. These costs are included in furniture and fixtures. In years prior to 1998, the Company did not incur significant software development costs. Costs related to software developed for internal use will be amortized using the straight-line method over an estimated two and five year life.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is required to be adopted by the Company in 2000. Management does not anticipate that the adoption of SFAS No. 133 will have a significant effect on the financial position or results of operations of the Company.

  IMPACT OF YEAR 2000

     The following disclosure is designated as Year 2000 readiness disclosure for purposes of the Year 2000 Information and Readiness Disclosure Act.

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

     The Company has evaluated its Year 2000 risk in three separate categories: information technology systems ("IT"), non-IT systems ("Non-IT") and material third party relationships. The Company has developed a plan in which the risks in each of these categories are being reviewed and addressed by the appropriate level of management as follows:

     IT. The Company is actively engaged in developing and installing new financial, information and operational systems which are expected to be completed and installed in all Service Centers. The Company's new financial, information and operational systems have been installed at the SEI Management Company support center and in certain Service Centers. Two modules of the Company's new financial system currently being installed are not Year 2000 compliant. Modifications are being made on these modules and management expects that these modifications will be completed by July 1999. The Company is prioritizing the installation of its new systems at Service Centers which are not Year 2000 compliant to minimize its IT risk. In connection with this implementation, system programs have been designed so that the Year 2000 will be recognized as a valid date and will not affect the processing of date-sensitive information. Current systems in place at various Service Centers that have not installed the Company's new financial, information and operational systems are being evaluated for Year 2000 compliance, and the assessment efforts are 90% complete. In certain situations, current systems may need to be upgraded to Year 2000 compliant versions or replaced with the new financial, information and operational systems. Management believes that all upgrades and replacements necessary to ensure Year 2000 readiness of IT systems for currently owned Service Centers will be completed by September 1999.

     Non-IT. Non-IT systems involve embedded technologies, such as microcontrollers or microprocessors. Examples of Non-IT systems include telephones, time clocks and security systems. Management believes the Company's Non-IT risks are minimal. The Company is in the process of performing an inventory and assessment of the embedded systems at the Service Centers and SEI Management Company support center. The assessment effort is scheduled to be completed by September 1999, and the Company expects to complete any required upgrade or replacement of Non-IT systems by October 1999. This actual completion date may be affected by the number of non-Year 2000 ready embedded systems identified during the assessment. The Company is not able to reasonably estimate the costs to be incurred for the review and modification of the Company's Non-IT systems as it has not completed its inventory and assessment.

     The Company plans to acquire additional Service Centers during 1999. Each new Service Center will be assessed for Year 2000 readiness, and the Company expects that any required IT or Non-IT system upgrades or replacements will be made before January 1, 2000.

     Third Party Risk. The Company's review of its third party risk includes detailed review of material relationships with vendors and certain business partners. To operate its business, the Company relies upon government agencies, utility companies, providers of telecommunication services, suppliers and other third party service providers ("Material Relationships"), over which it can assert little control. The Company's ability to conduct its core business is dependent upon the ability of these Material Relationships to fix their Year 2000 issues to the extent they affect the Company. The Company is monitoring and assessing the progress of its Material Relationships to determine whether they will be able to successfully interact with the Company in the Year 2000. The Company has contacted and received oral or written responses from approximately 50% of its Material Relationships and is currently awaiting responses from the remainder of its Material Relationships. The majority of the responses received indicate that the vendors are Year 2000 compliant. The Company expects to complete its Year 2000 readiness assessment of its Material Relationships by June 1999.

     If the steps taken by the Company and its Material Relationships to be Year 2000 compliant are not successful, the Company would likely experience various operational difficulties resulting in a material adverse effect upon the Company's financial condition and results of operations. These could include, among other things, processing transactions to an incorrect accounting period, difficulties in posting general ledger entries, inability to service customers and lapses of service by vendors. If the Company's plan to install new systems which effectively address the Year 2000 issue is not successfully or timely implemented, the Company may need to devote more resources to the process, and additional costs may be incurred. Management believes that the Year 2000 issue is being appropriately addressed through the implementation of these new systems and software development or the upgrade of current systems in place and by its Material Relationships. Management does not expect the Year 2000 issue to have a material adverse effect on the financial position, results of operations or cash flows of the Company in future periods. The Company's forward-looking statements regarding Year 2000 issues are dependent on many factors, including the ability of the Company's vendors to achieve Year 2000 compliance, the proper functioning of the new IT and Non-IT systems installed by the Company, the integration of such systems and the development of software, some of which are beyond the Company's control.

     Through March 15, 1999, the Company has incurred approximately $450,000 of systems and related costs that address Year 2000 compliance. The Company expects to spend an additional $790,000 to complete its Year 2000 compliance plans. The Company expenses costs associated with Year 2000 system changes as the costs are incurred.

     The costs of Year 2000 compliance and the date on which the Company believes it will complete the project are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, supplier compliance and contingency actions and similar uncertainties. The Company's total Year 2000 project costs do not include the estimated costs and time associated with anticipated third party Year 2000 issues based on presently available information.

     The Company's Year 2000 contingency plan, although still in development, addresses recovery solutions for Year 2000 related issues which may be encountered by the Company. The contingency plan will mitigate the effects arising from the most likely Year 2000 scenarios, based on current information available to the Company. These scenarios could include the Company's failure to complete all of its remediation plans in a timely manner or any third parties' failure to deliver goods and services essential to the Company's business. Management expects development of the contingency plan to conclude during the second quarter.

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

RISK FACTORS

     This report contains forward-looking statements regarding our business and industry. Such statements include the successful integration of the businesses of our subsidiaries, the availability of additional HVAC businesses for acquisition, the adequacy of our capital resources and other statements regarding trends relating to the HVAC industry and various revenue and expense items. Many factors, including the uncertainties described below, could cause actual results to differ materially from those discussed in the forward-looking statements made in this report.

  BECAUSE WE HAVE ONLY BEEN OPERATING SINCE 1996 AS NOW STRUCTURED, WE MAY ENCOUNTER DIFFICULTIES IN INTEGRATING ACQUIRED BUSINESSES AND MANAGING OUR GROWTH.

     The Company was incorporated in March 1996. We completed the acquisition of our first 13 businesses simultaneously with the completion of our initial public offering on August 21, 1996. Since the initial public offering, we have acquired 92 additional Service Centers. We have a limited history operating as a combined entity, and therefore we cannot assure you that we will be able to integrate the acquired businesses or that we will be able to operate profitably in the future. We may not be able to manage our growth effectively. Failure to do so would have a material adverse effect on our net revenue and earnings.

  OUR GROWTH DEPENDS ON OUR ABILITY TO IDENTIFY, ACQUIRE AND INTEGRATE HVAC BUSINESSES AND OUR ABILITY TO FINANCE ACQUISITIONS.

     The success of our acquisition strategy depends on a number of factors, including:

     - our ability to locate and negotiate the acquisition of HVAC businesses,

     - our ability to successfully integrate the operations of acquired HVAC businesses into our operations, and

     - the availability of adequate financing to develop or acquire additional HVAC businesses.

     In addition, we compete with other HVAC and residential service companies for desirable acquisition candidates. Some of these companies have greater resources and other competitive advantages. Our capital needs over the next several years, primarily for acquisitions, will likely exceed capital generated from our operations. Consequently, we plan to incur indebtedness and to occasionally issue additional debt or equity securities to finance future acquisitions. If our common stock does not maintain a sufficient market value, or potential acquisition candidates are not willing to accept stock or notes as part of the consideration for the sale of their businesses, we may have to use more cash, if available, to maintain our acquisition program. We cannot assure you that our acquisition strategy will be successful, that we will not change our strategy or that we will be able to finance the development or acquisition of additional HVAC service businesses.

  DELAYS OR FAILURES TO DEVELOP, IMPLEMENT AND INTEGRATE OUR OPERATING SYSTEMS COULD ADVERSELY AFFECT OUR BUSINESS.

     As a rapidly growing provider of HVAC services, we must develop, implement and integrate company-wide policies and systems. Our existing subsidiaries and any companies we acquire in the future may need to modify systems and policies they have used in the past in order to conform to our systems and policies. We are implementing a uniform computer system and electronic mail system at each of the Service Centers. We have established and integrated certain other information and operating systems and procedures for the Service Centers, including uniform purchasing and centralized marketing programs. We will continue to review other areas of our business for opportunities to increase efficiencies. We may experience delays, complications and expenses in implementing, integrating and operating these systems, any of which could have a material adverse effect on our operations, net revenue and earnings.

  COMPETITION IN THE HVAC INDUSTRY COULD ADVERSELY AFFECT OUR OPERATIONS AND OUR ABILITY TO ACQUIRE HVAC BUSINESSES.

     The HVAC service and replacement industry is highly competitive. Our Service Centers compete with other full-service HVAC businesses primarily in the areas of quality, reliability, customer service and price. Several companies have been organized to acquire businesses that offer HVAC services. Some competitors, including utility companies, have financial, personnel, marketing and technological resources greater than ours. Additionally, the HVAC industry is fragmented, and there are relatively low barriers to entry. Therefore additional competitors, including companies that offer other home improvement services in addition to HVAC services, may emerge with greater competitive advantages. We may not be able to compete successfully and may encounter significant competition in our efforts to achieve our growth objectives.

  THE LOSS OF KEY EXECUTIVES WOULD ADVERSELY AFFECT OUR BUSINESS.

     Our success depends on the continued services of our senior management, particularly our Chairman, President and Chief Executive Officer, Alan R. Sielbeck. If Mr. Sielbeck or any of our senior management is ever unable or unwilling to continue in their present positions, our business will be materially adversely affected.

  LABOR SHORTAGES COULD ADVERSELY AFFECT OUR BUSINESS.

     The ability of our Service Centers to provide timely, high-quality service requires an adequate supply of skilled labor. In addition, high turnover in skilled positions may adversely affect the operating costs of each Service Center. Accordingly, our ability to increase productivity and net earnings depends upon our ability to employ the skilled laborers necessary to meet our service requirements. We cannot assure you that we will be able to maintain the skilled labor force necessary to operate our Service Centers efficiently, or that our labor expenses will not increase because of a shortage of skilled workers.

  WEATHER PATTERNS COULD ADVERSELY AFFECT OUR BUSINESS.

     The HVAC service industry generally experiences increased demand during the summer and winter months. These seasonal trends may, in certain periods, affect our business. Extended periods of unseasonably mild or wet weather may cause unpredictable fluctuations in operating results. If the HVAC service and replacement industry experiences future declines, our business may be affected adversely.

  FAILURE TO COMPLY WITH ENVIRONMENTAL STATUTES AND REGULATIONS COULD ADVERSELY AFFECT OUR BUSINESS.

     Various environmental statutes and regulations, including those implementing the Clean Air Act, apply to HVAC systems and our Service Centers. These laws and regulations relate to minimum energy efficiency standards of HVAC systems and the production, servicing and disposal of certain ozone depleting refrigerants used in such systems. Laws regulating the production or management of hazardous or petroleum substances and the maintenance of underground storage tanks also apply to us. Additionally, the regulatory environment in which we operate may change significantly in the future.

     Various local, state and federal laws and regulations, including those implementing the Clean Air Act, impose licensing standards on technicians who service HVAC units. While the installers and technicians employed by the Service Centers are duly certified by applicable local, state and federal agencies and have been able to meet or exceed these standards to date, we cannot be sure that they will meet future standards.

     In some states, insurance regulatory agencies may consider warranties in our service agreements to be insurance contracts.

  ANTI-TAKEOVER PROVISIONS COULD MAKE AN ACQUISITION OF OUR COMPANY MORE DIFFICULT.

     Certain provisions of our Restated Certificate of Incorporation and Bylaws and Delaware law may make a change in the control of our business more difficult to accomplish, even if a change in control were in the stockholders' interest.
Section 203 of the Delaware General Corporation Law prevents an "interested stockholder" from engaging in a "business combination" with our company for three years after that person became an interested stockholder unless certain conditions, including approval by the Board of Directors, are met.

     Our Restated Certificate and Bylaws include certain provisions that may make a change in control more difficult. For example, certain actions require a vote of greater than a majority of the common stock. In addition, the Board may determine the terms of preferred stock that may be issued without approval of the holders of common stock. The Board's ability to issue preferred stock in this manner could prevent changes in management and control of our business. Pursuant to the Restated

Certificate, we have three classes of directors, who are elected for staggered three-year terms. These staggered terms may affect the ability of the stockholders to change control of our business.

     Certain provisions of the employment agreements with our executive officers may make a change in control more difficult. Under these employment agreements, we must pay each executive officer severance pay upon a change in control equal to three times the officer's annual base salary and three times the officer's average bonus for the preceding two years. In addition, all awards granted to an executive officer under our stock incentive plans will become exerciseable, and the executive officer will continue to enjoy benefits under our benefit plans for three years.

  OUR QUARTERLY OPERATING RESULTS AND GENERAL ECONOMIC CONDITIONS COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK.

     Occasionally, the market price of the common stock may fluctuate significantly. Developments that could cause this fluctuation include:

     - quarterly operating results,

     - changes in earnings estimated by analysts, or

     - changes in general conditions in the economy or the financial markets.

     Additionally, in recent years, the stock market has fluctuated significantly in terms of price and volume. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to their operating performance.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk from changes in interest rates and changes in the market value of its investments. Management does not believe that it has any foreign currency exchange rate risk or commodity price risk.

INTEREST RATES

     As of December 31, 1998, the Company had both fixed rate and variable rate debt.

     Debt instruments with both fixed and variable interest rates carry a degree of interest rate risk. Fixed rate debt may have its fair value adversely affected if interest rates decline, and variable rate debt may incur a higher cost if interest rates rise.

     At December 31, 1998, the fair value of the Company's total fixed rate debt was estimated to be $50.1 million based on the Company's current incremental borrowing rate for similar types of borrowing arrangements. At this borrowing level, a hypothetical 10% adverse change in interest rates on the fixed rate debt would decrease the fair value of the debt by approximately $1.6 million. The amount was determined by considering the effect of the hypothetical interest rate decrease on the Company's borrowing cost at the December 31, 1998 borrowing level.

     At December 31, 1998, the fair value of the Company's total variable rate debt was estimated to be $59.2 million, which approximated carrying value based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. At this borrowing level, a hypothetical 10% adverse change in interest rates on the variable rate debt would increase interest expense and decrease income before income taxes by approximately $300,000. The amount was determined by considering the impact of the hypothetical interest rate increase on the Company's borrowing cost at the December 31, 1998 borrowing level.

INVESTMENTS

     The Company holds investments in a publicly traded stock. Accordingly, the Company recognizes that there is a risk associated with such investments. The risk to the Company includes all those risks associated with investments in the stock markets, including losses associated with volatile movements within the stock markets.

     At December 31, 1998, the fair value of the Company's investments in a publicly traded stock was $962,000 based on the quoted closing market price. A hypothetical 10% adverse change in the quoted market price would decrease the fair value by $96,000.

     The above market risk discussion and the estimated amounts presented are forward-looking statements of market risk assuming the occurrence of certain adverse market conditions. Actual results in the future may differ materially from those projected as a result of actual developments in the market.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Appendix A.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

EXECUTIVE OFFICERS

     Information with respect to the executive officers of the Company is incorporated by reference to the information contained under the caption "Executive Compensation -- Executive Officers of the Company" included in the Company's Proxy Statement relating to its Annual Meeting of Stockholders to be held on May 7, 1999.

DIRECTORS

     Information with respect to the Company's directors is incorporated by reference to the information contained under the caption "Election of Directors" included in the Company's Proxy Statement relating to its Annual Meeting of Stockholders to be held on May 7, 1999.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information contained under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" included in the Company's Proxy Statement relating to its Annual Meeting of Stockholders to be held on May 7, 1999.

ITEM 11.  EXECUTIVE COMPENSATION

     This information is incorporated by reference to the information contained under the heading "Executive Compensation" included in the Company's Proxy Statement relating to its Annual Meeting of Stockholders to be held on May 7, 1999, except that the Comparative Performance Graph and the Compensation Committee Report on Executive Compensation included in the Proxy Statement are expressly not incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     This information is incorporated by reference to the information contained under the caption "Voting Securities and Principal Holders Thereof" included in the Company's Proxy Statement relating to its Annual Meeting of Stockholders to be held on May 7, 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     This information is incorporated by reference to the information contained under the caption "Certain Relationships and Related Transactions" included in the Company's Proxy Statement relating to its Annual Meeting of Stockholders to be held on May 7, 1999.

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

          (3) EXHIBITS

EXHIBIT
NUMBER                         DESCRIPTION OF EXHIBITS
-------                        -----------------------
 3.1     --  Restated Certificate of Incorporation of the Registrant(a)
 3.2     --  Bylaws of the Registrant(a)
 4.1     --  Form of Common Stock Certificate
 4.2     --  Note Purchase Agreement, dated as of June 1, 1998, among the
             Registrant and the Purchasers named therein (including a
             form of Senior Note and form of Subsidiary Guaranty)(b)
 4.3     --  Form of Convertible Subordinated Note (for unregistered
             Notes)(c)
 4.4     --  Indenture, dated as of February 2, 1999, by the Company to
             SunTrust Bank, Nashville, N.A., as Trustee(d)
 4.5     --  First Supplemental Indenture, dated as of February 2, 1999, by the Company to SunTrust Bank, Nashville, N.A., as
             Trustee(d)
 4.6     --  Form of Convertible Subordinated Note (for registered
             Notes)(d)
10.1     --  Registrant's 1996 Incentive Stock Plan(a)
10.2     --  Amendment No. 1 to Registrant's 1996 Incentive Stock Plan(e)
10.3     --  Amendment No. 2 to Registrant's 1996 Incentive Stock Plan(e)
10.4     --  Amendment No. 3 to Registrant's 1996 Incentive Stock Plan
10.5     --  Registrant's 1996 Non-Employee Director Stock Option Plan(a)
10.6     --  Registrant's 1996 Employee Stock Purchase Plan(a)
10.7     --  Amendment No. 1 to Registrant's 1996 Employee Stock Purchase
             Plan(e)
10.8     --  Amendment No. 2 to Registrant's 1996 Employee Stock Purchase
             Plan(e)
10.9     --  Amendment No. 3 to Registrant's 1996 Employee Stock Purchase
             Plan
10.10    --  Registrant's 1997 Nonqualified Stock Option Plan(f)
10.11    --  Amendment No. 1 to Registrant's 1997 Nonqualified Stock
             Option Plan
10.12    --  Registrant's 1997 Nonqualified Stock Purchase Plan(f)
10.13    --  Amendment No. 1 to Registrant's 1997 Nonqualified Stock
             Purchase Plan(e)
10.14    --  Employment Agreement, dated October 26, 1998, between the
             Registrant and Alan R. Sielbeck
10.15    --  Employment Agreement, dated October 26, 1998, between the
             Registrant and Anthony M. Schofield

EXHIBIT
NUMBER                         DESCRIPTION OF EXHIBITS
-------                        -----------------------
10.16    --  Employment Agreement, dated October 26, 1998, between the
             Registrant and Alfred W. Taylor III
10.17    --  Employment Agreement, dated October 26, 1998, between the
             Registrant and Ronald L. Smith
10.18    --  Second Amended and Restated Credit Agreement, dated April
             28, 1998, between the Registrant and SunTrust Bank,
             Nashville, N.A., as agent for the lenders(b)
10.19    --  First Amendment to Second Amended and Restated Credit
             Agreement, dated September 30, 1998, between the Registrant and SunTrust Bank, Nashville, N.A., as agent for the
             lenders(c)
10.20    --  Form of Agreement and Plan of Merger among certain of the
             Registrant's subsidiaries, a wholly-owned subsidiary of the
             Registrant and the Registrant(f)
10.21    --  Form of Stock Purchase Agreement between the former
             stockholders of certain of the Registrant's subsidiaries and the Registrant(g)
21       --  List of subsidiaries of the Registrant
23       --  Consent of Ernst & Young LLP
27.1     --  Financial Data Schedule for the Year Ended December 31, 1998
             (for SEC use only)
27.2     --  Restated Financial Data Schedule for the Year Ended December
             31, 1997 (for SEC use only)
27.3     --  Restated Financial Data Schedule for the Six Months Ended
             June 30, 1997 (for SEC use only)
27.4     --  Restated Financial Data Schedule for the Three Months Ended
             March 31, 1997 (for SEC use only)
27.5     --  Restated Financial Data Schedule for the Year Ended December
             31, 1996 (for SEC use only)
27.6     --  Restated Financial Data Schedule for the Nine Months Ended
             September 30, 1996 (for SEC use only)

---------------
(a) Incorporated by reference to the exhibits filed with the Registrant's Registration Statement on Form S-l, Registration No. 333-07037.

(b) Incorporated by reference to the exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the three months ended June 30, 1998, File No. 001-13037.

(c) Incorporated by reference to the exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the three months ended September 30, 1998, File No. 001-13037.

(d) Incorporated by reference to the exhibits filed with the Registrant's Current Report on Form 8-K, dated February 5, 1999.

(e) Incorporated by reference to the exhibits filed with the Registrant's Registration Statement on Form S-8, Registration No. 333-59711.

(f) Incorporated by reference to the exhibits filed with the Registrant's Registration Statement on Form S-4, File No. 333-12319.

(g) Incorporated by reference to the exhibits filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 001-13037.

                 EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

          The following is a list of all executive compensation plans and arrangements filed as exhibits to this Annual Report on Form 10-K:

          1.  Registrant's 1996 Incentive Stock Plan, as amended (filed as
     Exhibit 10.1 through 10.4)

          2. Registrant's 1996 Non-Employee Director Stock Option Plan (filed as Exhibit 10.5)

          3. Registrant's 1996 Employee Stock Purchase Plan, as amended (filed as Exhibit 10.6 through 10.9)

          4. Registrant's 1997 Nonqualified Stock Option Plan, as amended (filed as Exhibit 10.10 through 10.11)

          5. Registrant's 1997 Nonqualified Stock Purchase Plan, as amended (filed as Exhibit 10.12 through 10.13)

          6. Employment Agreement, dated October 26, 1998, between the Company and Alan R. Sielbeck (filed as Exhibit 10.14)

          7. Employment Agreement, dated October 26, 1998, between the Company and Anthony M. Schofield (filed as Exhibit 10.15)

          8. Employment Agreement, dated October 26, 1998, between the Registrant and Alfred W. Taylor III (filed as Exhibit 10.16)

          9. Employment Agreement, dated October 26, 1998, between the Registrant and Ronald L. Smith (filed as Exhibit 10.17)

          (b) Reports on Form 8-K

     The Company filed a Current Report on Form 8-K on November 19, 1998 containing the financial statements of Dodge Heating and Air Conditioning, Inc., DH&A, Inc. and Climate Design Systems, Inc. and pro forma financial statements pursuant to Item 5 of Form 8-K. The Company also filed a Current Report on Form 8-K on November 24, 1998 reporting combined operating results for the month of October 1998 for the Company and Dodge Heating and Air Conditioning, Inc. and DH&A, Inc. pursuant to Item 5 of Form 8-K. In addition, the Company filed a Current Report on Form 8-K on December 21, 1998 containing the financial statements of Midland Heating and Air Conditioning, Inc., Strand Brothers, Inc., Ben Peer Heating, Inc. and Womack-O'Bannon & Choco, Inc. and pro forma financial statements pursuant to Item 5 of Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Nashville, State of Tennessee, on March 23, 1999.

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

                       NAME                                     TITLE                  DATE
                       ----                                     -----                  ----

               /s/ ALAN R. SIELBECK                    Chairman, President and    March 23, 1999
---------------------------------------------------    Chief Executive Officer
                 Alan R. Sielbeck                      (principal executive
                                                       officer)

             /s/ ANTHONY M. SCHOFIELD                  Chief Financial            March 23, 1999
---------------------------------------------------    Officer, Secretary and
               Anthony M. Schofield                    Treasurer

               /s/ ALLEN L. HOVIOUS                    Director                   March 23, 1999
---------------------------------------------------
                 Allen L. Hovious

              /s/ RAYMOND J. DE RIGGI                  Director                   March 23, 1999
---------------------------------------------------
                Raymond J. De Riggi

              /s/ NORMAN T. ROLF, JR.                  Director                   March 23, 1999
---------------------------------------------------
                Norman T. Rolf, Jr.

                /s/ WILLIAM G. ROTH                    Director                   March 23, 1999
---------------------------------------------------
                  William G. Roth

              /s/ TIMOTHY G. WALLACE                   Director                   March 23, 1999
---------------------------------------------------
                Timothy G. Wallace

                         INDEX TO FINANCIAL STATEMENTS

                                                                PAGE
                                                                ----
SERVICE EXPERTS, INC. -- AUDITED FINANCIAL STATEMENTS
  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
Report of Independent Auditors..............................    A-2
Consolidated Balance Sheets.................................    A-3
Consolidated Statements of Income...........................    A-4
Consolidated Statements of Stockholders' Equity.............    A-5
Consolidated Statements of Cash Flows.......................    A-6
Notes to Consolidated Financial Statements..................    A-7

                         REPORT OF INDEPENDENT AUDITORS

The Stockholders
Service Experts, Inc.

     We have audited the accompanying consolidated balance sheets of Service Experts, Inc. as of December 31, 1997 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Service Experts, Inc. at December 31, 1997 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                          ERNST & YOUNG LLP

Nashville, Tennessee
February 22, 1999

                             SERVICE EXPERTS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                1997           1998
                                                              ---------      ---------
                                                               (IN THOUSANDS, EXCEPT
                                                                 SHARE INFORMATION)
                                        ASSETS
Current assets:
  Cash and cash equivalents.................................  $  11,298      $   8,408
  Accounts receivable:
    Trade, net of allowance for doubtful accounts of $1,625
     in 1997 and $2,050 in 1998.............................     30,258         50,211
    Related parties.........................................        243            312
    Employees...............................................        365            581
    Other...................................................      2,118          6,351
                                                              ---------      ---------
                                                                 32,984         57,455
  Refundable income taxes...................................         --          2,836
  Inventories...............................................     11,949         29,715
  Costs and estimated earnings in excess of billings........      2,352          5,911
  Prepaid expenses..........................................      2,458          6,558
  Current portion of notes receivable -- related party......         14             14
  Current portion of notes receivable -- other..............        284            140
  Deferred income taxes.....................................      3,985          4,008
                                                              ---------      ---------
        Total current assets................................     65,324        115,045
Property, buildings and equipment:
  Land......................................................      1,709          1,904
  Buildings.................................................      3,290          5,001
  Furniture and fixtures....................................      6,157         13,801
  Machinery and equipment...................................      6,192          8,150
  Vehicles..................................................     15,920         23,197
  Leasehold improvements....................................      2,561          3,850
                                                              ---------      ---------
                                                                 35,829         55,903
Less accumulated depreciation and amortization..............    (10,278)       (17,283)
                                                              ---------      ---------
                                                                 25,551         38,620
Notes receivable -- related party, net of current portion...        338            324
Notes receivable -- other, net of current portion...........        591            508
Goodwill, net of accumulated amortization of $1,883 in 1997
  and $5,609 in 1998........................................    105,158        191,016
Unallocated purchase price..................................         --          8,738
Other assets................................................      1,248          2,304
                                                              ---------      ---------
        Total assets........................................  $ 198,210      $ 356,555
                                                              =========      =========
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term note payable...................................  $      --      $   2,418
  Trade accounts payable and accrued liabilities............     18,346         17,677
  Accrued compensation......................................      6,215          5,523
  Accrued warranties........................................      2,287          2,847
  Income taxes payable......................................        787             --
  Billings in excess of costs and estimated earnings........      1,547          1,268
  Current portion of long-term debt and capital lease
    obligations.............................................        446          2,275
                                                              ---------      ---------
        Total current liabilities...........................     29,628         32,008
Long-term debt and capital lease obligations, net of current
  portion...................................................     16,133        104,479
Deferred revenue............................................      6,837          9,883
Deferred income taxes.......................................      1,805          3,682
Minority interest...........................................         --            121
Commitments (Note 9)........................................
Stockholders' equity:
  Common stock, $.01 par value; 30,000,000 shares
    authorized; 15,890,859 and 17,450,664 shares issued and
    outstanding at December 31, 1997 and 1998,
    respectively............................................        159            175
  Preferred stock, $.01 par value; 10,000,000 shares
    authorized, no shares issued and outstanding............         --             --
  Additional paid-in capital................................    122,671        163,302
  Deferred compensation.....................................         --           (941)
  Retained earnings.........................................     20,977         43,865
  Accumulated other comprehensive income (loss).............         --            (19)
                                                              ---------      ---------
        Total stockholders' equity..........................    143,807        206,382
                                                              ---------      ---------
        Total liabilities and stockholders' equity..........  $ 198,210      $ 356,555
                                                              =========      =========

                            See accompanying notes.

                             SERVICE EXPERTS, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                     YEAR ENDED DECEMBER 31,
                                                              -------------------------------------
                                                                1996          1997          1998
                                                              ---------    ----------    ----------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenue.................................................   $85,184      $248,110      $407,835
Cost of goods sold..........................................    61,405       161,281       261,670
                                                               -------      --------      --------
Gross margin................................................    23,779        86,829       146,165
Selling, general and administrative expenses................    18,837        62,103       104,627
                                                               -------      --------      --------
Income from operations......................................     4,942        24,726        41,538
Other income (expense):
  Interest expense..........................................      (718)         (772)       (3,708)
  Interest income...........................................       377           793           419
  Other income..............................................       224           578           436
                                                               -------      --------      --------
                                                                  (117)          599        (2,853)
                                                               -------      --------      --------
Income before federal and state income taxes................     4,825        25,325        38,685
Provision (benefit) for income taxes:
  Current...................................................     2,645         9,838        14,677
  Deferred..................................................    (1,541)         (458)          583
                                                               -------      --------      --------
                                                                 1,104         9,380        15,260
                                                               -------      --------      --------
  Net income................................................   $ 3,721      $ 15,945      $ 23,425
                                                               =======      ========      ========
Net income per share:
  Basic.....................................................   $   .68      $   1.08      $   1.39
                                                               =======      ========      ========
  Diluted...................................................   $   .67      $   1.07      $   1.37
                                                               =======      ========      ========
Weighted average shares outstanding:
  Basic.....................................................     5,491        14,774        16,875
                                                               =======      ========      ========
  Diluted...................................................     5,520        14,922        17,068
                                                               =======      ========      ========
Pro forma net income data (unaudited), reflecting pro forma
  tax provision on income of the Acquiring Company and
  pooled companies previously taxed as Subchapter S
  corporations (see Note 10):
Historical net income applicable to common stock............   $ 3,721      $ 15,945      $ 23,425
Pro forma adjustment to provision for income taxes..........      (541)         (630)         (397)
                                                               -------      --------      --------
Pro forma net income applicable to common stock.............   $ 3,180      $ 15,315      $ 23,028
                                                               =======      ========      ========
Pro forma net income per common share:
  Basic.....................................................   $   .58      $   1.04      $   1.36
                                                               =======      ========      ========
  Diluted...................................................   $   .58      $   1.03      $   1.35
                                                               =======      ========      ========

                            See accompanying notes.

                             SERVICE EXPERTS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                          ACCUMULATED
                                                                                                             OTHER
                                  COMMON STOCK      ADDITIONAL                                EQUITY     COMPREHENSIVE
                                -----------------    PAID-IN       DEFERRED     RETAINED      NOTES         INCOME
                                 SHARES    AMOUNT    CAPITAL     COMPENSATION   EARNINGS    RECEIVABLE      (LOSS)        TOTAL
                                --------   ------   ----------   ------------   ---------   ----------   -------------   --------
                                                            (IN THOUSANDS)
Balance at January 1, 1996....     2,602   $  26    $   1,382       $  --        $ 2,686       $ --          $  --       $  4,094
 Change in retained earnings
   due to conversion of pooled
   company to calendar
   year-end...................        --      --           --          --             (4)        --             --             (4)
 Issuance of stock at initial
   public offering............     2,588      26       28,087          --             --         --             --         28,113
 Issuance of stock for
   predecessor companies (see
   Note 2)....................     4,832      48        6,462          --             --        (15)            --          6,495
 Capital distributions........        --      --      (18,699)         --             --         --             --        (18,699)
 Issuance of stock for
   acquired companies (see
   Note 2)....................     2,069      21       32,475          --             --         --             --         32,496
 Capital distributions........        --      --           --          --           (907)        --             --           (907)
 Capital contributions........        --      --          750          --             --         --             --            750
 Net income...................        --      --           --          --          3,721         --             --          3,721
                                --------   -----    ---------       -----        -------       ----          -----       --------
Balance at December 31,
 1996.........................    12,091     121       50,457          --          5,496        (15)            --         56,059
 Issuance of stock at
   secondary offering.........     1,850      19       38,029          --             --         --             --         38,048
 Issuance of stock for
   employee stock purchase
   plan.......................        23      --          250          --             --         --             --            250
 Issuance of stock for
   acquired companies (see
   Note 2)....................     1,927      19       33,905          --             --         --             --         33,924
 Capital distributions........        --      --           --          --           (464)        --             --           (464)
 Capital contributions........        --      --           30          --             --         15             --             45
 Net income...................        --      --           --          --         15,945         --             --         15,945
                                --------   -----    ---------       -----        -------       ----          -----       --------
Balance at December 31,
 1997.........................    15,891     159      122,671          --         20,977         --             --        143,807
 Issuance of stock for
   employee stock purchase
   plan, options and warrants
   exercised..................        94       1        2,294          --             --         --             --          2,295
 Capital distributions........        --      --           --          --           (537)        --             --           (537)
 Issuance of restricted
   stock......................        30      --          941        (941)            --         --             --             --
 Issuance of stock for
   acquired companies (see
   Note 2)....................     1,436      15       37,318          --             --         --             --         37,333
 Tax benefit of options
   exercised..................        --      --           78          --             --         --             --             78
 Net income...................        --      --           --          --         23,425         --             --         23,425
 Net unrealized loss on
   marketable securities, net
   of tax of $13..............        --      --           --          --             --         --            (19)           (19)
                                                                                                                         --------
 Comprehensive income.........                                                                                             23,406
                                --------   -----    ---------       -----        -------       ----          -----       --------
Balance at December 31,
 1998.........................    17,451   $ 175    $ 163,302       $(941)       $43,865       $ --          $ (19)      $206,382
                                ========   =====    =========       =====        =======       ====          =====       ========

                            See accompanying notes.

                             SERVICE EXPERTS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1996        1997        1998
                                                              --------    --------    --------
                                                                       (IN THOUSANDS)
OPERATING ACTIVITIES
Net income..................................................  $  3,721    $ 15,945    $ 23,425
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
  Depreciation..............................................     1,409       4,513       7,227
  Amortization..............................................        72       1,810       3,781
  Provision (benefit) for deferred income taxes.............    (1,541)       (458)        583
  Loss (gain) on asset disposals............................       (44)        151          38
  Provision for loss on accounts receivable.................       447         363       1,731
  Changes in operating assets and liabilities:
    Receivables.............................................      (601)     (8,404)    (16,541)
    Inventories.............................................      (342)     (1,286)    (12,153)
    Refundable income taxes.................................        --          --      (2,836)
    Prepaid expenses........................................      (319)       (634)     (3,609)
    Trade accounts payable and accrued liabilities..........    (1,684)      2,411     (11,060)
    Accrued compensation....................................      (766)      2,336      (1,725)
    Accrued warranties......................................       154         245        (963)
    Deferred revenue........................................       462        (306)      1,299
    Income taxes payable....................................       265      (1,895)       (834)
    Costs and estimated earnings in excess of billings and
     billings in excess of costs and estimated earnings.....       197        (896)     (4,007)
                                                              --------    --------    --------
      Net cash provided by (used in) operating activities...     1,430      13,895     (15,644)
INVESTING ACTIVITIES
Payments (advances) on notes receivable.....................      (236)        378         241
Purchase of property, buildings and equipment...............    (1,387)    (10,032)    (12,387)
Proceeds from sale of property, buildings and equipment.....       273         553         460
Cash acquired through acquisitions..........................     3,961       3,995       5,150
Payment of cash for acquired companies......................   (18,699)    (46,568)    (65,562)
Purchase of investments.....................................        --          --        (994)
Increase (decrease) in other assets.........................      (337)        775          54
                                                              --------    --------    --------
      Net cash used in investing activities.................   (16,425)    (50,899)    (73,038)
FINANCING ACTIVITIES
Increase (decrease) in short-term debt......................    (1,768)     (1,573)      2,418
Proceeds from notes payable to stockholders and related
  parties...................................................        59          --          --
Payments on notes payable to stockholders and related
  parties...................................................      (900)     (1,495)         --
Issuance of stock at secondary offering, net of issuance
  costs.....................................................    28,113      38,048          --
Issuance of stock, employee stock purchase plan.............        --         251       1,429
Issuance of stock pursuant to exercise of warrants..........        --          --         762
Issuance of stock pursuant to options exercised.............        --          --          77
Issuance of stock  -- other.................................        --          --          27
Proceeds of long-term debt..................................     2,424          83      50,000
Net increase in line of credit..............................        --      15,500      34,100
Payments of long-term debt and capital lease obligations....    (2,282)    (12,936)     (2,484)
Cash contributions received.................................       320          45          --
Distributions paid..........................................      (907)       (464)       (537)
                                                              --------    --------    --------
        Net cash provided by financing activities...........    25,059      37,459      85,792
                                                              --------    --------    --------
Increase (decrease) in cash and cash equivalents............    10,064         455      (2,890)
Cash and cash equivalents at beginning of year..............       779      10,843      11,298
                                                              --------    --------    --------
Cash and cash equivalents at end of year....................  $ 10,843    $ 11,298    $  8,408
                                                              ========    ========    ========
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid...............................................  $    718    $    612    $  3,790
                                                              ========    ========    ========
Income taxes paid...........................................  $  1,907    $ 11,087    $ 16,045
                                                              ========    ========    ========
Fair value of land contributed by stockholders..............  $    430    $     --    $     --
                                                              ========    ========    ========
DISTRIBUTION OF ASSETS TO STOCKHOLDERS
Book value of assets distributed............................  $  1,324    $     --    $     --
                                                              ========    ========    ========
Long-term debt assumed by stockholders......................  $    488    $     --    $     --
                                                              ========    ========    ========
Notes payable to stockholders retired.......................  $    343    $     --    $     --
                                                              ========    ========    ========

                            See accompanying notes.

                             SERVICE EXPERTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REPORTING ENTITY

     Service Experts, Inc. (the "Company") was incorporated on March 27, 1996. As a result of the adoption of Securities and Exchange Commission ("Commission") Staff Accounting Bulletin No. 97 ("SAB 97") on July 31, 1996, the historical financial statements of the Company for periods prior to August 21, 1996 are the combined financial statements of AC Service & Installation Co., Inc. and Donelson Air Conditioning Company, Inc. (collectively, the "Acquiring Company") and eight subsequent acquisitions accounted for as poolings of interests (see
Note 2). AC Service & Installation Co., Inc. and Donelson Air Conditioning Company, Inc. were under common control prior to August 21, 1996. On August 21, 1996 and simultaneous with the closing of its initial public offering, the Company acquired in separate transactions, 12 heating, ventilating and air conditioning ("HVAC") replacement and service businesses and Contractor Success Group, Inc. (collectively, the "Predecessor Companies") in exchange for shares of the Company's Common Stock and cash (the "Combination"). The Acquiring Company was treated as the acquirer entity in this transaction in accordance with SAB 97. The operations of the Predecessor Companies have been included in the Company's financial statements from the date of acquisition. The above-mentioned acquisitions have been accounted for using the historical cost basis of the acquired companies in accordance with Commission Staff Accounting Bulletin No. 48 ("SAB 48"). The Company operates in one reportable segment and is primarily engaged in the replacement and servicing of HVAC units for residential and commercial customers. The Company has Service Centers located in 34 states.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements of Service Experts, Inc. include the accounts of the Company and its subsidiaries. All material intercompany transactions have been eliminated in consolidation. Investments in affiliates less than 50.0% owned are generally recorded on the equity method, except where the Company controls the affiliate.

RECOGNITION OF REVENUE

     Revenue on all of the Company's heating and air conditioning installation contracts for commercial buildings and residential new construction contracts ("Contracts") is recognized on the percentage of completion method in the ratio that total incurred costs bear to total estimated costs. Revenue on all of the Company's residential heating and air conditioning installation, service and maintenance jobs is recognized upon completion of the services, which is usually within one to two days.

     Earnings and estimated costs on Contracts are reviewed throughout the terms of the Contracts, and any required adjustments are reflected in the periods in which they first become known. When estimates indicate a probable loss on a Contract, the full amount thereof is accrued in the period in which it is first determined. Most Contracts are completed within 12 months.

     Trade accounts receivable includes billings and billed retainage on Contracts. Also included in trade accounts receivable are unbilled retainage amounts of $1,687,000 and $4,742,000 at December 31, 1997 and 1998,
respectively. The Company classifies these amounts as current assets because all balances are expected to be collected in the current year.

     The asset, "costs and estimated earnings in excess of billings," represents revenue recognized in excess of amounts billed on in-progress contracts. The liability, "billings in excess of costs and estimated earnings," represents billings in excess of revenue recognized on in-progress contracts.

                             SERVICE EXPERTS, INC.

LABOR AVAILABILITY

     The HVAC industry is labor intensive. The ability of Service Centers to provide timely, high-quality service requires an adequate supply of skilled labor.

CASH EQUIVALENTS

     The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

     During the years ended December 31, 1996, 1997 and 1998 amounts charged to bad debt expense and accounts written off, net of recoveries, were as follows:

                                          BALANCE     CHARGED
                                            AT           TO       CHARGED                   BALANCE
                                         BEGINNING     COSTS         TO                       AT
                                            OF          AND        OTHER                    END OF
YEAR ENDED                                PERIOD      EXPENSES    ACCOUNTS    DEDUCTIONS    PERIOD
----------                               ---------    --------    --------    ----------    -------
                                                               (IN THOUSANDS)
December 31, 1996......................   $  364       $  447       $390(2)     $  331(1)   $  870
December 31, 1997......................      870          363        569(2)        177(1)    1,625
December 31, 1998......................    1,625        1,731        675(2)      1,981(1)    2,050

---------------
(1) Uncollectible accounts written off, net of recoveries.

(2) Allowance for bad debts of acquired companies.

INVENTORIES

     Inventories are stated at cost, which is not in excess of market. Cost is determined by the first-in, first-out (FIFO) method for all inventories.

PROPERTY, BUILDINGS AND EQUIPMENT

     Property, buildings and equipment are stated on the basis of cost. Depreciation and amortization are provided on the straight-line and declining-balance methods over the following useful lives:

                                                         YEARS
                                                         -----
Buildings..............................................  31.5
Furniture and fixtures.................................   2-7
Machinery and equipment................................     5
Vehicles...............................................     5
Leasehold improvements.................................  7-30

MARKETABLE SECURITIES

     Marketable equity securities are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and are classified as available-for-sale. Available-for-sale investments are carried at fair value, which is based on quoted prices. Unrealized gains and losses, net of tax, are reported as a separate component of stockholders' equity. Realized gains and losses and declines in value judged to be other-than-temporary, are included in other income.

                             SERVICE EXPERTS, INC.

GOODWILL

     Goodwill consists of the excess of purchase price over the fair value of acquired tangible and identifiable intangible assets. Excess cost over the fair value of net assets acquired (or goodwill) is amortized on a straight-line basis over 40 years.

LONG-LIVED ASSETS

     The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The measurement of possible impairment is based upon determining whether projected undiscounted future cash flows from the use of the asset over the remaining depreciation or amortization period is less than the carrying value of the asset. As of December 31, 1998, in the opinion of management, there has been no such impairment.

DEFERRED REVENUE

     The Company pre-sells maintenance agreements to customers. Revenue on these agreements is recorded as deferred revenue and recognized as income when the service is performed.

PREFERRED STOCK

     Preferred stockholders are entitled to such preferences to the Common Stock as to dividends and distributions of assets of the Company on dissolution as determined by the Board of Directors. The Board of Directors has the power and authority to establish preferences related to dividends, redemptions, payment on liquidation, conversion privileges and voting rights. As of December 31, 1998, the Company had no shares of preferred stock issued and outstanding.

WARRANTIES

     The Company provides the retail customer with a warranty ranging from one to ten years on parts and labor from the date of installation of the HVAC unit. This warranty generally runs concurrent with the manufacturer's warranty on parts for the first year and for five to ten years on the compressor and heat exchanger. The Company provides an accrual for future warranty costs based upon the relationship of prior years' sales to actual warranty costs. It is the Company's practice to classify the entire warranty accrual as a current liability.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

INCOME TAXES

     The Company uses the liability method of accounting for federal and state income taxes as provided by SFAS No. 109, "Accounting for Income Taxes." Under the liability method, the deferred tax liability or asset is based on temporary differences between the financial statement and income tax bases of assets and liabilities, measured at tax rates that will be in effect when the differences reverse.

ADVERTISING COSTS

     The Company expenses advertising costs as incurred. During 1996, 1997 and 1998, the Company expensed $1,820,000, $8,221,000 and $14,017,000, respectively.

                             SERVICE EXPERTS, INC.

NET INCOME AND PRO FORMA NET INCOME PER SHARE

     The Company calculates net income per share in accordance with SFAS No. 128, "Earnings Per Share." Under SFAS No. 128, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities, and uses the treasury stock method in calculating dilution. Pro forma net income per share has been presented to show what the effect would have been if the Acquiring Company and acquired companies accounted for as poolings of interests, which were previously Subchapter S corporations, had been taxed as C corporations.

NEWLY ISSUED ACCOUNTING STANDARDS

     In 1998, the Company adopted a new disclosure pronouncement, SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components. SFAS No. 130 requires unrealized gains or losses on the Company's available-for-sale securities to be included in other comprehensive income. The adoption of SFAS No. 130 had no effect on stockholders' equity as previously reported, and comprehensive income was the same as net income for the years ended December 31, 1996 and 1997.

     In 1998, the Company also adopted another new disclosure pronouncement, SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 requires companies to report selected segment information when certain size tests are met. Management has determined that the Company operates in only one reportable segment meeting the applicable tests.

     In 1998, the Company adopted Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," earlier than required. SOP 98-1 requires capitalization of certain costs to purchase or develop internal-use software, and the amortization of these costs over the estimated useful life of the software. During 1998, the Company capitalized approximately $2.5 million of purchased internal-use software and development costs. These costs are included in furniture and fixtures. The Company expenses training costs as incurred. In years prior to 1998, the Company did not incur significant software development costs. Costs related to software developed for internal use will be amortized using the straight-line method over an estimated period from two to five years.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is required to be adopted by the Company in 2000. Management does not anticipate that the adoption of SFAS No. 133 will have a significant effect on the financial position or results of operations of the Company.

RECLASSIFICATIONS

     Certain reclassifications have been made to the prior year financial statements to conform to the 1998 presentation. These reclassifications had no effect on net income as previously reported.

2. BUSINESS COMBINATIONS

POOLINGS OF INTERESTS

     In December 1996, the Company acquired Custom Air Conditioning, Inc. ("Custom") and Freschi Air Systems, Inc. ("Freschi") by issuing a total of 407,814 shares of the Company's Common Stock. In 1997, the Company acquired C. Iapaluccio Company, Inc. ("Iapaluccio"), Parrott Mechanical, Inc., including real property operations used by the company ("Parrott Mechanical et al."), TML, Inc. and MT Partnership (collectively, "TML"), Hawk Heating & Air Conditioning, Inc. ("Hawk") and

                             SERVICE EXPERTS, INC.

McAlister Heat & Air, Inc. ("McAlister") by issuing a total of 571,521 shares of the Company's Common Stock. The seven business combinations have been accounted for as poolings of interests.

     In September 1998, the Company completed a business combination with Dodge Heating and Air Conditioning, Inc. et al. and DH&A, Inc. (collectively, "Dodge") through the exchange of 468,590 shares of the Company's Common Stock. This business combination was accounted for as a pooling of interests, and accordingly, the consolidated financial statements for the periods presented have been restated to include the accounts of the pooled company. The following is a summary of results of operations of the pooled company acquired in 1998 for periods prior to the business combination.

                                                                           NINE MONTHS
                                                       YEAR ENDED             ENDED
                                                      DECEMBER 31,        SEPTEMBER 30,
                                                   -------------------        1998
                                                    1996        1997       (UNAUDITED)
                                                   -------    --------    -------------
                                                              (IN THOUSANDS)
Net revenue
  Service Experts................................  $74,913    $238,692      $284,365
  Dodge..........................................   10,271       9,418         9,239
                                                   -------    --------      --------
  Combined.......................................  $85,184    $248,110      $293,604
                                                   =======    ========      ========
Net income
  Service Experts................................  $ 3,739    $ 15,266      $ 16,548
  Dodge..........................................      (18)        679         1,615
                                                   -------    --------      --------
  Combined.......................................  $ 3,721    $ 15,945      $ 18,163
                                                   =======    ========      ========
Basic net income per share
  Service Experts................................  $   .74    $   1.07      $   1.02
                                                   =======    ========      ========
  Combined.......................................  $   .68    $   1.08      $   1.09
                                                   =======    ========      ========
Diluted net income per share
  Service Experts................................  $   .74    $   1.06      $   1.01
                                                   =======    ========      ========
  Combined.......................................  $   .67    $   1.07      $   1.07
                                                   =======    ========      ========

     Certain pooled companies had historically paid dividends and their dividend payments are reflected in the consolidated statements of stockholders' equity.

                             SERVICE EXPERTS, INC.

PURCHASES

     The following table sets forth certain information regarding acquisitions accounted for under the purchase method:

                       SERVICE      TOTAL       TOTAL         TOTAL
                       CENTERS    COMPANIES    SHARES         CASH         CONVERTIBLE         TOTAL
                       ACQUIRED   ACQUIRED     ISSUED     CONSIDERATION        DEBT        CONSIDERATION
                       --------   ---------   ---------   -------------   --------------   -------------
                                                                          (IN THOUSANDS)
1996
Fourth Quarter.......     11         15       2,090,000      $ 2,983          $   --          $37,309
1997
First Quarter........      7         13         772,000       15,126              --           28,287
Second Quarter.......      8          7         377,000       10,788              --           19,450
Third Quarter........      8         16         238,000       10,252              --           17,302
Fourth Quarter.......     12         20         540,000        6,949              --           22,612
1998
First Quarter........     10         19         389,000        8,585              --           19,243
Second Quarter.......     12         34         593,000       25,077              --           43,504
Third Quarter........      8         29         222,000       11,710             667           19,314
Fourth Quarter.......     12         23         232,000       11,681           5,497           22,034

     The Company established an escrow account ranging from 10% to 20% of the purchase price for each acquisition, subject to final closing adjustments. The purchase price was allocated to the acquired assets based on the fair values of those assets as determined by the Company as set forth below for the acquisitions accounted for under the purchase method:

                                                            1996      1997       1998
                                                           -------   -------   --------
                                                                  (IN THOUSANDS)
Current assets...........................................  $ 7,032   $23,622   $ 21,816
Property, buildings and equipment........................    2,593    11,106      8,645
Other assets.............................................      392     1,665        503
Goodwill.................................................   32,337    73,930     77,549
Unallocated purchase price...............................       --        --      8,738
Liabilities assumed......................................   (6,787)  (20,494)   (17,509)
                                                           -------   -------   --------
  Purchase price.........................................  $35,567   $89,829   $ 99,742
                                                           =======   =======   ========

     The Company expects to complete its allocation of the unallocated purchase price during the first quarter of 1999.

     The Company has one purchase agreement for a 1998 acquisition which provides for contingent payments based on the acquired company achieving specified levels of net income for a 12-month period. The maximum additional consideration under this earn-out agreement is approximately $2.1 million. Any payment will be capitalized as goodwill.

     In connection with acquisitions, the Company incurred $148,000 and $57,000 in 1997 and 1998, respectively, in costs associated with the termination of acquired companies' 401(k) plans. These amounts were capitalized as a part of the purchase price.

                             SERVICE EXPERTS, INC.

OTHER INFORMATION REGARDING ACQUISITIONS

     All of the foregoing acquisitions were accounted for using the purchase method. The allocation of the purchase price associated with the acquisitions has been determined by the Company based upon available information and in certain cases is subject to further refinement. In computing the purchase price for accounting purposes, the value of shares is determined using the value of shares set forth in the acquisition agreement, less a discount averaging 15.6% (as determined by an independent investment banking firm), as a result of restrictions on the transferability of the shares issued. The discount to the purchase price on acquisitions for 1997 and 1998 is approximately $6.7 million and $4.7 million, respectively. Asset and equity balances have been reduced accordingly, with no effect on net income. The operating results of the acquired Service Centers have been included in the accompanying consolidated statements of income from the respective dates of acquisition. The following unaudited pro forma results of operations give effect to the operations of the Service Centers acquired as if the respective transactions had occurred as of the first day of the fiscal year immediately preceding the year of the transactions. The pro forma financial statements do not reflect the net revenue or net income prior to the acquisition date of acquired HVAC businesses that are not Service Centers because these are not significant. The pro forma results of operations do not purport to represent what the Company's results of operations would have been had such transactions in fact occurred at the beginning of the years presented or to project the Company's results of operations in any future period.

                                                            YEAR ENDED DECEMBER 31,
                                                     --------------------------------------
                                                        1996          1997          1998
                                                     ----------    ----------    ----------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenue........................................   $267,700      $426,189      $477,855
Net income.........................................     12,147        21,930        27,344
Net income per common share:
  Basic............................................   $    .90      $   1.51      $   1.57
  Diluted..........................................   $    .90      $   1.50      $   1.55

     Subsequent to December 31, 1998, the Company completed the acquisition of six Service Centers by issuing $4.5 million in notes convertible into shares of Common Stock and paying cash consideration of approximately $6.8 million. The following unaudited pro forma results of operations give effect to the operations of the Service Centers acquired in 1998 and 1999 as if the respective transactions had occurred as of the first day of the fiscal year immediately preceding the year of the transactions. The pro forma results of operations do not purport to represent what the Company's results of operations would have been had such transactions in fact occurred at the beginning of the years presented or to project the Company's results of operations in any future period.

                                                                      YEAR ENDED
                                                                  DECEMBER 31, 1998
                                                                ----------------------
                                                                    (IN THOUSANDS,
                                                                EXCEPT PER SHARE DATA)
Net revenue.................................................           $494,551
Net income..................................................             28,083
Net income per common share:
  Basic.....................................................           $   1.61
  Diluted...................................................           $   1.59

                             SERVICE EXPERTS, INC.

3. MARKETABLE SECURITIES

     The Company holds investments in marketable equity securities which it classifies as available-for-sale. These investments are included in other assets. As of December 31, 1998, investments consisted of the following:

                                                                GROSS
                                                              UNREALIZED      ESTIMATED
                                                      COST      LOSSES        FAIR VALUE
                                                      ----    ----------      ----------
                                                                (IN THOUSANDS)
U.S. corporate securities...........................  $994       $32             $962

     As of December 31, 1997, the Company did not hold any investments in marketable equity securities.

4. CONTRACTS IN PROCESS

     Information relative to contracts in process is as follows:

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1997        1998
                                                              --------    --------
                                                                 (IN THOUSANDS)
Contracts on the percentage-of-completion method:
  Expenditures on uncompleted contracts.....................  $ 24,168    $ 28,579
  Estimated earnings........................................     8,548      11,275
                                                              --------    --------
                                                                32,716      39,854
Less applicable billings....................................   (31,911)    (35,211)
                                                              --------    --------
                                                              $    805    $  4,643
                                                              ========    ========
Included in the accompanying consolidated balance sheets
  under the following captions:
  Costs and estimated earnings in excess of billings........  $  2,352    $  5,911
  Billings in excess of costs and estimated earnings........    (1,547)     (1,268)
                                                              --------    --------
                                                              $    805    $  4,643
                                                              ========    ========

     Progress billings on contracts bear a relation to costs incurred, but are not indicative of the ultimate profit or loss on a contract.

                             SERVICE EXPERTS, INC.

5. LEASES

     The Company leases certain vehicles and office and warehouse facilities under operating leases with terms of two to ten years and generally providing renewal options for terms up to five additional years. Rental expense for these third party operating leases was $212,000, $1,350,000 and $3,025,000 for 1996, 1997 and 1998, respectively. The Company also leases office and warehouse space from various stockholders of the Company. These lease agreements expire at various dates through 2006. Related party rental expense for 1996, 1997 and 1998 was $362,000, $1,513,000 and $2,899,000, respectively. Minimum rental commitments at December 31, 1998 under a non-cancelable term of one year or more are as follows:

                                               CAPITAL    OPERATING    RELATED
                                               LEASES      LEASES       PARTY      TOTAL
                                               -------    ---------    -------    -------
                                                             (IN THOUSANDS)
1999.........................................    $61       $2,637      $2,566     $ 5,264
2000.........................................     31        1,669       2,517       4,217
2001.........................................     --        1,384       2,246       3,630
2002.........................................     --          873       1,509       2,382
2003.........................................     --          370         585         955
Thereafter...................................     --           65         376         441
                                                 ---       ------      ------     -------
                                                  92       $6,998      $9,799     $16,889
                                                           ======      ======     =======
Less amounts representing interest...........     14
                                                 ---
Present value of net minimum rentals
  (including $52 classified as current)......    $78
                                                 ===

     The carrying value of assets under capital leases, which are included with owned assets in the accompanying consolidated balance sheets, is $120,000 at December 31, 1997 and $85,000 at December 31, 1998. Amortization of the assets under capital leases is included in depreciation expense.

6. LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                               1997        1998
                                                              -------    --------
                                                                (IN THOUSANDS)
Line of credit..............................................  $15,500    $ 49,600
Mortgage notes payable......................................      265         300
Installment and equipment notes.............................      693         405
Senior unsecured notes......................................       --      50,000
Convertible notes payable...................................       --       6,164
Other.......................................................       --         207
                                                              -------    --------
                                                               16,458     106,676
Less current portion........................................      396       2,223
                                                              -------    --------
                                                              $16,062    $104,453
                                                              =======    ========

     At December 31, 1997, the Company had a $50.0 million revolving credit facility with a banking syndication available through September 3, 1999 (the "Credit Facility"). On April 28, 1998, the Company renegotiated its Credit Facility, increasing the amount available to $100.0 million and extending the maturity date to April 30, 2001. In addition to a revolving credit loan, the Credit Facility

                             SERVICE EXPERTS, INC.

provides for a swing line commitment and competitive bid loans. The Credit Facility also provides standby letters of credit of up to an aggregate of $10.0 million. There were no amounts outstanding under letters of credit at December 31, 1997 and 1998. The maximum total amount available to be advanced under the Credit Facility is $100.0 million. At December 31, 1998, $50.4 million was available under the Credit Facility. The Company may make principal payments under the Credit Facility at any time, subject to minimum repayment amounts, for non-LIBOR advances and at the end of the interest period for LIBOR advances.

     Borrowings under the revolving credit loan bear interest, at the Company's option, at (i) the higher of the agent's base rate or the federal funds rate plus .5% or (ii) a 30, 60, 90, or 180-day LIBOR, plus a variable margin of from
62.5 to 150.0 basis points depending on the Company's funded debt to EBITDA ratio determined on a quarterly basis. Advances under the swing line bear interest at the banks' base rate. All of the Company's subsidiaries have guaranteed the repayment of indebtedness under the Credit Facility. The Credit Facility requires a quarterly commitment fee, ranging from 17.5 to 45.0 basis points, depending on the Company's funded debt to EBITDA ratio determined on a quarterly basis.

     The Credit Facility contains covenants with respect to (i) the maintenance of certain financial ratios and specified minimum net worth, (ii) the limitation of (A) the aggregate outstanding principal balance of the Senior Notes (as defined below) to $75.0 million and (B) the aggregate outstanding principal balance of any debt issued by the Company directly to sellers of acquired HVAC businesses to $50.0 million, (iii) the sale of substantial assets, consolidations or mergers by the Company and (iv) the payment of dividends. At December 31, 1998, the Company was in compliance with all covenants. Based on the Company's total funded debt to pro forma EBITDA ratio at December 31, 1998, the Company is limited to the incurrence of an additional $75.4 million of debt in the aggregate.

     The Company has various installment and equipment loans to various lenders which are secured by vehicles and equipment. These loans bear interest at various fixed rates ranging from 8.25% to 15.50% per annum with maturity dates through 2002.

     On June 23, 1998, the Company issued $32.5 million of 6.97% senior unsecured notes, due June 15, 2003, and $17.5 million of 7.13% senior unsecured notes, due June 15, 2005 (collectively, the "Senior Notes"), in a private placement to a group of institutional investors. The Senior Notes provide for interest to be paid on December 15 and June 15 of each year, with principal due at maturity. In connection with the Senior Notes, the Company incurred $253,000 of deferred financing costs. These costs are being amortized over the term of the related debt. Accumulated amortization at December 31, 1998 totaled $23,000. All of the Company's subsidiaries have guaranteed the repayment of the Senior Notes. The Note Purchase Agreement pursuant to which the Senior Notes were issued contains covenants with respect to the maintenance of certain financial ratios and specified net worth and limiting the incurrence of additional indebtedness and the sale of substantial assets, consolidations or mergers by the Company. The Company may, at its option, prepay at any time all, or from time to time any part of, the Senior Notes, in an amount not less than $2.0 million in the aggregate in the case of a partial prepayment, at 100% of the principal amount so prepaid, plus limited prepayment penalties determined for the prepayment date with respect to such principal amount. Prepayments are subject to limitation by the Credit Facility. In addition, upon a change of control, the Company must offer to prepay the entire principal amount of the Senior Notes at 100% of the principal amount, plus the limited prepayment penalties as determined for the prepayment date with respect to such principal amount. At December 31, 1998, the Company was in compliance with all covenants.

     During the year ended December 31, 1998, the Company entered into an interest rate lock agreement to synthetically hedge interest rate risk prior to completing its private placement of $50.0 million in fixed rate debt. The interest rate lock agreement involved a third-party financial institution,

                             SERVICE EXPERTS, INC.

and allowed the Company to "lock in" the interest rate on the reference security that was used to determine the coupon rate for its future private placement of debt. The agreement was settled during 1998, and the $255,000 gain on the termination of the interest rate lock agreement was deferred and is being amortized as an adjustment to interest expense related to the private placement debt over the five and seven year terms of the debt. During 1998, the Company issued convertible subordinated notes (the "Notes") totaling approximately $6,164,000 as consideration in certain acquisitions (see Note 2). Principal is payable in four equal annual installments beginning one year from the date of issuance. Interest, at an average rate of 4.85% (ranging from 4.51% to 5.54%), is payable quarterly.

     The Notes are convertible, at the option of the holder, into the Company's Common Stock at any time, at an average conversion price of $36.70 per share (ranging from $31.56 to $42.09), subject to adjustment in certain events. If the closing sales price of a share of Common Stock exceeds the conversion price for five consecutive trading days, the Company may elect to convert the Notes into shares of Common Stock at the conversion price.

     As of December 31, 1998, the aggregate amounts of annual principal maturities of long-term debt are as follows (in thousands):

1999............................................    $  2,223
2000............................................       1,605
2001............................................      51,159
2002............................................       1,561
2003............................................      32,522
Thereafter......................................      17,606
                                                    --------
                                                    $106,676
                                                    ========

7.  STOCKHOLDERS' EQUITY AND STOCK PLANS

     The Company has stock incentive plans pursuant to which officers, employees, directors or certain others who provide significant services to the Company can purchase shares of Common Stock upon exercise of stock options. Stock options are granted to employees at a price equal to the fair market value of the stock on the date of grant and become exercisable over periods of up to four years. Unexercised options lapse ten years after the date of grant.

                             SERVICE EXPERTS, INC.

     The Company accounts for its stock incentive plans in accordance with APB
25. The Company has not recognized compensation expense for stock options because the exercise price of the options equals the market price of the underlying stock on the date of grant, which is the measurement date. If the alternative method of accounting for stock incentive plans prescribed by SFAS No. 123 had been followed, the Company's net income and net income per share would have been reduced to the pro forma amounts in the table below. The weighted average fair value of options granted was determined using the Black-Scholes option pricing model with the indicated assumptions.

                                                      1996           1997           1998
                                                   -----------    -----------    -----------
Pro forma
  Net income (in thousands)......................       $3,600        $15,327        $21,666
  Basic net income per share.....................          .66           1.04           1.28
  Diluted net income per share...................          .65           1.03           1.27
Weighted average fair value per share of options
  granted........................................         4.27           7.91           9.51
Assumptions (weighted average)
  Risk-free interest rate........................   5.97%-6.34%    5.37%-5.71%    4.56%-4.85%
  Expected dividend yield........................          0.0%           0.0%           0.0%
  Expected volatility............................  .25 and .55            .34            .40
  Expected life (in years).......................            3              3              3

     The resulting pro forma disclosures may not be representative of that to be expected in future years.

     A progression of activity and various other information relative to stock options is presented in the table below.

                                           1996                         1997                          1998
                                --------------------------   --------------------------   ----------------------------
                                          WEIGHTED AVERAGE             WEIGHTED AVERAGE               WEIGHTED AVERAGE
                                COMMON     EXERCISE PRICE    COMMON     EXERCISE PRICE     COMMON      EXERCISE PRICE
                                SHARES       PER SHARE       SHARES       PER SHARE        SHARES        PER SHARE
                                -------   ----------------   -------   ----------------   ---------   ----------------
Outstanding -- beginning of
  year........................       --        $   --        517,811        $16.92          665,396        $19.96
Granted.......................  517,811         16.92        220,000         26.19          941,691         29.62
Exercised.....................       --            --             --            --           (4,455)        17.25
Canceled......................       --            --        (72,415)        16.92          (56,383)        18.17
                                -------                      -------                      ---------
Outstanding -- end of year....  517,811         16.92        665,396         19.96        1,546,249         26.09
                                =======                      =======                      =========
Exercisable -- end of year....   15,000         13.00         18,000         15.17          161,733         17.37
                                =======                      =======                      =========

     Shares of Common Stock available for future grants of options totaled 899,720 at December 31, 1997, and 541,647 at December 31, 1998. Exercise prices per share and various other information for options outstanding at December 31, 1998 are segregated into ranges as follows:

                             WEIGHTED AVERAGE   WEIGHTED AVERAGE                 WEIGHTED AVERAGE
EXERCISE PRICE                EXERCISE PRICE       REMAINING                      EXERCISE PRICE
  PER SHARE       SHARES        PER SHARE       CONTRACTUAL LIFE   EXERCISABLE      PER SHARE
--------------   ---------   ----------------   ----------------   -----------   ----------------
$13.00-$17.25      404,394        $16.67              7.7            150,733          $16.45
$25.75-$35.41    1,141,855         29.43              9.2             11,000           30.01
                 ---------                                           -------
                 1,546,249                                           161,733
                 =========                                           =======

                             SERVICE EXPERTS, INC.

     In 1998, the Company granted 30,000 shares of restricted stock with a fair market value of approximately $941,000 at the time of grant. The restricted stock vests in full on June 8, 2000. Vesting may be accelerated if the closing price of the Company's Common Stock attains certain levels.

EMPLOYEE STOCK PURCHASE PLANS

     In June 1996, the Company adopted an Employee Stock Purchase Plan (the "Employee Purchase Plan"). A total of 350,000 shares of Common Stock have been reserved for issuance under the Employee Purchase Plan. Employees are eligible to participate in the Employee Purchase Plan if they are employed by the Company or a participating subsidiary for at least 20 hours a week and more than five months in any calendar year and have been employed for at least six months since their last date of hire. The Employee Purchase Plan allows participants to purchase shares of Common Stock in connection with option periods commencing on January 1 of each year and ending the following December 31.

     In June 1997, the Company adopted a nonqualified stock purchase plan (the "Nonqualified Purchase Plan"). The Company has reserved 150,000 shares of Common Stock for issuance under the Nonqualified Purchase Plan. Participation in the Nonqualified Purchase Plan is generally limited to individuals who were not employed by the Company or one of its subsidiaries on January 1 of a calendar year and, accordingly, were not eligible to receive an option under the Employee Purchase Plan. The Nonqualified Purchase Plan allows participants to purchase shares of Common Stock in connection with option periods commencing on July 1 of each year and ending the following December 31. The Employee Purchase Plan and the Nonqualified Purchase Plan are referred to collectively as the "Purchase Plans."

     Each Purchase Plan permits eligible employees of the Company and certain of its subsidiaries to purchase shares of Common Stock through payroll deductions, which may not exceed 10% of the employee's base compensation, at a price equal to 85% of the fair market value of the shares of Common Stock at the beginning of the option period or at the end of the option period, whichever is lower. During 1997 and 1998, the Company issued 22,355 and 53,523 shares, respectively, under the Purchase Plans.

WARRANTS

     In connection with the Company's initial public offering, SunTrust Equitable Securities Corporation received warrants to purchase 82,391 shares of the Company's Common Stock at an exercise price of $13.00 per share. The warrants are exercisable for a period of five years. The Company also issued warrants in connection with its acquisition of ProAir Services, L.P., Eveready Corporation and Steel City Heating and Air, Inc. to purchase 200,000, 7,500 and 100,000 shares, respectively, of the Company's Common Stock at an exercise price of $22.00, $21.76 and $30.24 per share, respectively. These warrants are exercisable for a period of five years. No warrants had been exercised at December 31, 1997 and warrants to purchase 34,634 shares of Common Stock had been exercised at December 31, 1998.

                             SERVICE EXPERTS, INC.

NET INCOME PER SHARE

     The following table sets forth the computation of basic and diluted net income per share:

                                                             YEAR ENDED DECEMBER 31,
                                                         -------------------------------
                                                          1996        1997        1998
                                                         -------    --------    --------
                                                         (IN THOUSANDS, EXCEPT PER SHARE
                                                                      DATA)
Numerator:
  Net income...........................................  $3,721     $15,945     $23,425
                                                         ------     -------     -------
  Numerator for basic net income per share -- net
     income available to common stockholders...........   3,721      15,945      23,425
                                                         ------     -------     -------
     Numerator for diluted net income per share -- net
       income available to common stockholders after
       assumed conversions.............................   3,721      15,945      23,425
  Denominator:
     Denominator for basic net income per
       share--weighted-average shares..................   5,491      14,774      16,875
     Effect of dilutive securities:
       Employee stock options..........................      21         111         138
       Contingent shares...............................      --          --          29
       Warrants........................................       8          37          26
                                                         ------     -------     -------
     Dilutive potential common shares..................      29         148         193
       Denominator for diluted net income per share --
          adjusted weighted-average shares and assumed
          conversions..................................  $5,520     $14,922     $17,068
                                                         ======     =======     =======
  Basic net income per share...........................  $  .68     $  1.08     $  1.39
                                                         ======     =======     =======
  Diluted net income per share.........................  $  .67     $  1.07     $  1.37
                                                         ======     =======     =======

8. EMPLOYEE BENEFIT PLANS

     The Company has defined-contribution employee benefit plans incorporating provisions of Section 401(k) of the Internal Revenue Code and the Davis-Bacon Act. Generally, employees of the Company must have one year of service and work 500 hours during the plan year to be eligible. Under the plans' provisions, a plan member may make contributions, on a tax-deferred basis, from 1.0% to 20.0% of total compensation not to exceed the maximum established annually by the Internal Revenue Service. Under the plans, matching contributions are made by the Company in amounts ranging from 1.0% to 50.0% of total contributions by a plan member, to a maximum of between 2.0% and 6.0% of the employee's total calendar year compensation. The Company's matching contributions totaled $311,000, $591,000 and $1,158,000 as of December 31, 1996, 1997 and 1998,
respectively.

9. COMMITMENTS AND CONTINGENT LIABILITIES

     The Company is a party to a number of claims and suits arising in the ordinary course of its business. In the opinion of management, the resolution of these proceedings will not have a material adverse effect on the financial position or results of operations of the Company.

     The Company maintains general liability, worker compensation, property, employment practices liability insurance, director and officer liability insurance and an umbrella policy to ensure itself against any liabilities occurring in the normal course of business. The Company believes that its

                             SERVICE EXPERTS, INC.

insurance coverage is adequate; however, there can be no assurances that the coverage is sufficient for any future claims.

10. INCOME TAXES

     Income tax expense (benefit) consists of the following:

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                          1996       1997      1998
                                                         -------    ------    -------
                                                                (IN THOUSANDS)
Current:
  Federal..............................................  $ 2,183    $7,706    $13,336
  State................................................      462     2,132      1,341
                                                         -------    ------    -------
                                                           2,645     9,838     14,677
Deferred:
  Federal..............................................   (1,299)     (223)       477
  State................................................     (242)     (235)       106
                                                         -------    ------    -------
                                                          (1,541)     (458)       583
                                                         -------    ------    -------
Provision for income taxes.............................  $ 1,104    $9,380    $15,260
                                                         =======    ======    =======

     Significant components of the deferred tax assets and liabilities are as follows:

                                                                DECEMBER 31,
                                                              ----------------
                                                               1997      1998
                                                              ------    ------
                                                               (IN THOUSANDS)
Deferred tax liabilities:
  Contract billings.........................................  $  391    $  297
  Deferred revenue..........................................      16        14
  Inventory.................................................      20       900
  Depreciation and amortization.............................   1,725     3,504
  Other -- net..............................................      --       228
                                                              ------    ------
Deferred tax liabilities....................................   2,152     4,943
Deferred tax assets:
  Accounts receivable.......................................     581       763
  Warranty reserves.........................................     848       792
  Deferred revenue..........................................   2,683     2,633
  Accrued expenses..........................................     183       315
  Accrued compensation......................................      --       434
  Carryforwards, net........................................      37       115
  Other -- net..............................................      --       217
                                                              ------    ------
Total gross deferred tax assets.............................   4,332     5,269
                                                              ------    ------
          Net deferred tax assets...........................  $2,180    $  326
                                                              ======    ======

     Management has evaluated the need for a valuation allowance for all or a portion of the deferred tax assets and believes that the deferred tax assets will likely be realized through the reversal of existing taxable temporary differences and future taxable income. Accordingly, no valuation allowance has been recognized for the year ended December 31, 1998.

     As discussed in Note 2, the Company completed business combinations with Custom, Freschi, Iapaluccio, Parrott Mechanical et al., TML (including MT Partnership), Hawk, McAlister, and Dodge

                             SERVICE EXPERTS, INC.

(including DH&A, Inc.) during 1996, 1997 and 1998 through the exchange of shares of the Company's Common Stock. Custom, Freschi, Iapaluccio, Parrott Mechanical et al., MT Partnership, McAlister and DH&A, Inc. operated under either Subchapter K or Subchapter S of the Internal Revenue Code and were not subject to corporate federal or state income taxes. Had Custom, Freschi, Iapaluccio, Parrott Mechanical et al., MT Partnership, McAlister and DH&A, Inc. filed federal and state income tax returns as C corporations for 1996, 1997 and 1998, income tax expense under the provisions of SFAS No. 109 would have been $541,000, $630,000 and $397,000, respectively.

     The historical income tax expense differs from the amount computed by applying the federal statutory rate to income before income taxes as follows:

                                                                 DECEMBER 31,
                                                          ---------------------------
                                                           1996      1997      1998
                                                          ------    ------    -------
                                                                (IN THOUSANDS)
Tax provision at statutory rate (34% in 1996 and 35% in
  1997 and 1998)........................................  $1,641    $8,863    $13,540
State income tax less applicable federal tax benefit....     146     1,233        861
Adjustments to eliminate S corporations.................    (218)     (595)      (493)
Benefit of graduated tax rates..........................    (269)       --
Provision (benefit) recognized upon termination of
  Subchapter S election for the Acquiring Company and
  the pooled companies in 1996, 1997 and 1998...........    (236)       48        198
Goodwill amortization...................................      --       525      1,075
Other -- net............................................      40      (694)        79
                                                          ------    ------    -------
                                                          $1,104    $9,380    $15,260
                                                          ======    ======    =======

     The termination of S corporation status resulted in the recording of a $236,000 deferred tax asset in 1996 for the Acquiring Company and the 1996 pooled companies, a $48,000 deferred tax liability in 1997 for the 1997 pooled companies, and a $198,000 deferred tax liability in 1998 for the 1998 pooled company. The effect of recognizing the deferred tax asset and deferred tax liabilities was included in the provision for income taxes.

11. FINANCIAL INSTRUMENTS

  Concentrations of Credit Risk

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. At times, cash balances in the Company's accounts may exceed FDIC insurance limits. Concentrations of credit risk with respect to trade receivables are limited to some extent as a result of the large number of retail customers comprising the Company's customer base, and their dispersions across many different industries and geographies. The Company does not generally require collateral from its customers. The Company primarily purchases HVAC units from vendors participating in the Company's Preferred Vendor Program. Purchases of equipment and parts from these vendors during 1997 and 1998 totaled approximately $38.1 million and $55.8 million, respectively.

                             SERVICE EXPERTS, INC.

  Fair Value of Financial Instruments

     The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

          Cash, cash equivalents and accounts payable: The carrying amounts reported in the consolidated balance sheets for cash, cash equivalents and accounts payable approximate their fair value because of the short maturity of such instruments.

          Accounts receivable: The carrying amounts reported in the consolidated balance sheets for accounts receivable approximate their fair value because of the short maturity of such instruments, except for certain receivables that will be collected over an extended period.

          Available-for-sale securities: The fair value of the available-for-sale securities is based on quoted market prices.

          Notes Receivable: The fair market value of notes receivable is estimated by discounting expected cash flows using rates at which loans of similar maturities would be made as of the date of the consolidated balance sheets.

          Short and long-term debt: The carrying amounts of the Company's borrowings under its revolving credit arrangement approximate fair value. The fair value of the Company's long-term debt is estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

     The carrying amounts and fair values of the Company's financial instruments at December 31 are as follows:

                                                           1997                    1998
                                                    -------------------    --------------------
                                                    CARRYING     FAIR      CARRYING      FAIR
                                                     AMOUNT      VALUE      AMOUNT      VALUE
                                                    --------    -------    --------    --------
                                                                  (IN THOUSANDS)
Cash and cash equivalents.........................  $11,298     $11,298    $  8,408    $  8,408
Accounts receivable...............................   32,984      32,905      57,455      57,320
Notes receivable..................................    1,227       1,227         986         986
Available-for-sale securities.....................       --          --         962         962
Accounts payable..................................   18,346      18,346      17,677      17,677
Short and long-term debt..........................   16,458      16,458     109,094     109,254

12. RELATED PARTY TRANSACTIONS

     In addition to the lease agreements with related parties in Note 5, the Company has the following related party transactions:

     The Company has one outstanding note receivable from a stockholder of the Company totaling $352,000 and $338,000 at December 31, 1997 and 1998, respectively. The note is payable in 180 monthly installments of $3,905 and bears annual interest of 9.0%.

     In December 1998, the Company paid Ronald L. Smith, Chief Operating Officer of the Company, a negotiated earn-out payment of $250,000 in cash in connection with the acquisition of Venture International, Ltd. d/b/a Ron Smith and Associates ("Venture"). The negotiated payment settles the earn-out provision contained in the Agreement and Plan of Merger and was based on the profitability of Venture following acquisition by the Company.

                             SERVICE EXPERTS, INC.

     James D. Abrams, a former director and former chief operating officer of the Company, and John R. Young, a former employee and a stockholder of the Company, are principal stockholders of Service Now, Inc. ("Service Now"). Service Now is a 48% stockholder of SuccessWare, Inc. ("SuccessWare"), a corporation that provides management and financial information systems software to the Company. In 1997 and 1998, the Company and its subsidiaries made aggregate payments to SuccessWare of approximately $450,000 and $108,000, respectively.

     Mr. Abrams and Mr. Young are the sole stockholders of Fusion Filters, Inc. ("Fusion"), which licenses air filters and other products from manufacturers and sublicenses them to HVAC contractors, including certain of the Company's subsidiaries. The Company has not entered into any definitive agreements with Fusion, but certain Service Centers purchase filters from Fusion from time to time. In 1997 and 1998, the Company's Service Centers made aggregate payments to Fusion of approximately $895,000 and $291,000, respectively. The Company and many of its subsidiaries also utilize, from time to time, the services of Travel Now, Inc., a travel agency, of which Mr. Abrams and Mr. Young are principal stockholders.

13. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Quarterly financial information for the years ended December 31, 1997 and 1998 are summarized below:

                                                            1997 QUARTER
                                              ----------------------------------------
                                                1ST        2ND        3RD        4TH
                                              -------    -------    -------    -------
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenue.................................  $44,446    $62,751    $67,676    $73,237
Gross profit................................   15,093     21,329     24,938     25,469
Net income..................................    2,343      4,729      4,991      3,882
Net income per share
  Basic.....................................  $  0.18    $  0.31    $  0.33    $  0.25
  Diluted...................................  $  0.18    $  0.31    $  0.32    $  0.24

                                                          1998 QUARTER
                                           -------------------------------------------
                                             1ST        2ND         3RD         4TH
                                           -------    --------    --------    --------
                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenue..............................  $70,662    $102,894    $120,048    $114,231
Gross profit.............................   24,517      37,790      43,214      40,644
Net income...............................    3,035       7,398       7,730       5,262
Net income per share
  Basic..................................  $  0.19    $   0.44    $   0.45    $   0.30
  Diluted................................  $  0.19    $   0.44    $   0.45    $   0.30

     The quarterly information for 1997 and 1998 have been restated to reflect the results of Dodge.

     During the fourth quarter, management increased deferred costs, related primarily to preventive maintenance agreements, by approximately $900,000. This adjustment was necessary to more closely match costs against recognized revenue incurred in the completion of these agreements. In addition, management adjusted warranty reserve, accounts receivable and allowance for doubtful accounts, inventory and depreciation that in the aggregate had no effect on income before federal and state income taxes. The largest single adjustment was to warranty reserve, which was reduced $700,000 based on a more favorable cost experience.

                             SERVICE EXPERTS, INC.

14. SUBSEQUENT EVENTS

     Subsequent to December 31, 1998, the Company has acquired 18 HVAC businesses, including six Service Centers (the "1999 Acquired Service Centers"), for an aggregate consideration of approximately $13.0 million, consisting of approximately $4.5 million in notes convertible into shares of Common Stock and approximately $8.5 million in cash. All of the 1999 Acquired Service Centers were accounted for using the purchase method. Of the consideration paid for the 1999 Acquired Service Centers, $8.5 million was allocated to intangible assets which are to be amortized over a 40-year period. On a pro forma basis, the 1999 Acquired Service Centers' 1998 revenue was approximately $16.7 million.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                         DESCRIPTION OF EXHIBITS
-------                        -----------------------
 3.1     --  Restated Certificate of Incorporation of the Registrant(a)
 3.2     --  Bylaws of the Registrant(a)
 4.1     --  Form of Common Stock Certificate
 4.2     --  Note Purchase Agreement, dated as of June 1, 1998, among the
             Registrant and the Purchasers named therein (including a
             form of Senior Note and form of Subsidiary Guaranty)(b)
 4.3     --  Form of Convertible Subordinated Note (for unregistered
             Notes)(c)
 4.4     --  Indenture, dated as of February 2, 1999, by the Company to
             SunTrust Bank, Nashville, N.A., as Trustee(d)
 4.5     --  First Supplemental Indenture, dated as of February 2, 1999, by the Company to SunTrust Bank, Nashville, N.A., as
             Trustee(d)
 4.6     --  Form of Convertible Subordinated Note (for registered
             Notes)(d)
10.1     --  Registrant's 1996 Incentive Stock Plan(a)
10.2     --  Amendment No. 1 to Registrant's 1996 Incentive Stock Plan(e)
10.3     --  Amendment No. 2 to Registrant's 1996 Incentive Stock Plan(e)
10.4     --  Amendment No. 3 to Registrant's 1996 Incentive Stock Plan
10.5     --  Registrant's 1996 Non-Employee Director Stock Option Plan(a)
10.6     --  Registrant's 1996 Employee Stock Purchase Plan(a)
10.7     --  Amendment No. 1 to Registrant's 1996 Employee Stock Purchase
             Plan(e)
10.8     --  Amendment No. 2 to Registrant's 1996 Employee Stock Purchase
             Plan(e)
10.9     --  Amendment No. 3 to Registrant's 1996 Employee Stock Purchase
             Plan
10.10    --  Registrant's 1997 Nonqualified Stock Option Plan(f)
10.11    --  Amendment No. 1 to Registrant's 1997 Nonqualified Stock
             Option Plan
10.12    --  Registrant's 1997 Nonqualified Stock Purchase Plan(f)
10.13    --  Amendment No. 1 to Registrant's 1997 Nonqualified Stock
             Purchase Plan(e)
10.14    --  Employment Agreement, dated October 26, 1998, between the
             Registrant and Alan R. Sielbeck
10.15    --  Employment Agreement, dated October 26, 1998, between the
             Registrant and Anthony M. Schofield
10.16    --  Employment Agreement, dated October 26, 1998, between the
             Registrant and Alfred W. Taylor III
10.17    --  Employment Agreement, dated October 26, 1998, between the
             Registrant and Ronald L. Smith
10.18    --  Second Amended and Restated Credit Agreement, dated April
             28, 1998, between the Registrant and SunTrust Bank,
             Nashville, N.A., as agent for the lenders(b)
10.19    --  First Amendment to Second Amended and Restated Credit
             Agreement, dated September 30, 1998, between the Registrant and SunTrust Bank, Nashville, N.A., as agent for the
             lenders(c)
10.20    --  Form of Agreement and Plan of Merger among certain of the
             Registrant's subsidiaries, a wholly-owned subsidiary of the
             Registrant and the Registrant(f)
10.21    --  Form of Stock Purchase Agreement between the former
             stockholders of certain of the Registrant's subsidiaries and the Registrant(g)
21       --  List of subsidiaries of the Registrant
23       --  Consent of Ernst & Young LLP
27.1     --  Financial Data Schedule for the Year Ended December 31, 1998
             (for SEC use only)
27.2     --  Restated Financial Data Schedule for the Year Ended December
             31, 1997 (for SEC use only)
27.3     --  Restated Financial Data Schedule for the Six Months Ended
             June 30, 1997 (for SEC use only)
27.4     --  Restated Financial Data Schedule for the Three Months Ended
             March 31, 1997 (for SEC use only)
27.5     --  Restated Financial Data Schedule for the Year Ended December
             31, 1996 (for SEC use only)
27.6     --  Restated Financial Data Schedule for the Nine Months Ended
             September 30, 1996 (for SEC use only)


---------------
(a) Incorporated by reference to the exhibits filed with the Registrant's Registration Statement on Form S-l, Registration No. 333-07037.

(b) Incorporated by reference to the exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the three months ended June 30, 1998, File No. 001-13037.

(c) Incorporated by reference to the exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the three months ended September 30, 1998, File No. 001-13037.

(d) Incorporated by reference to the exhibits filed with the Registrant's Current Report on Form 8-K, dated February 5, 1999.

(e) Incorporated by reference to the exhibits filed with the Registrant's Registration Statement on Form S-8, Registration No. 333-59711.

(f) Incorporated by reference to the exhibits filed with the Registrant's Registration Statement on Form S-4, File No. 333-12319.

(g) Incorporated by reference to the exhibits filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 001-13037.