Form 10-Q
period 1999-03-31
SERVICE EXPERTS INC
filed 1999-05-17
CIK 1017609

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                           OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM ____________ TO _______________

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

                                Yes  X    No
                                    ---      ---
         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                         CLASS                   OUTSTANDING AT MAY 13, 1999
             COMMON STOCK, $.01 PAR VALUE                 17,474,223

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              SERVICE EXPERTS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                     DECEMBER 31,            MARCH 31,
                                                                                         1998                  1999
                                                                                         ----                  ----
                                                                                                            (UNAUDITED)
                                                                                                (IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents                                                              $  8,408              $ 11,702
  Accounts receivable:
    Trade, net of allowance for doubtful accounts
      of $2,050 in 1998 and $2,459 in 1999                                                 50,211                57,971
  Related party                                                                               312                   290
  Employee                                                                                    581                 1,001
  Other                                                                                     6,351                 4,035
                                                                                         --------              --------
                                                                                           57,455                63,297
  Refundable income taxes                                                                   2,836                   723
  Inventories                                                                              29,715                33,982
  Costs and estimated earnings in excess of billings                                        5,911                 7,244
  Prepaid expenses and other current assets                                                 6,558                 7,886
  Current portion of notes receivable - related parties                                        14                    14
  Current portion of notes receivable - other                                                 140                   146
  Deferred income taxes                                                                     4,008                 4,057
                                                                                         --------              --------
         Total current assets                                                             115,045               129,051
Property, buildings and equipment:
  Land                                                                                      1,904                 1,923
  Buildings                                                                                 5,001                 5,131
  Furniture and fixtures                                                                   13,801                15,380
  Machinery and equipment                                                                   8,150                 9,058
  Vehicles                                                                                 23,197                25,924
  Leasehold improvements                                                                    3,850                 4,815
                                                                                         --------              --------
                                                                                           55,903                62,231
  Less accumulated depreciation and amortization                                          (17,283)              (19,865)
                                                                                         --------              --------
                                                                                           38,620                42,366
Notes receivable - related parties, net of
  current portion                                                                             324                   305
Notes receivable - other, net of current portion                                              508                   511
Goodwill, net of accumulated amortization of
  $5,379 in 1998 and $6,497 in 1999                                                       191,016               220,475
Unallocated purchase price                                                                  8,738                    --
Other assets                                                                                2,304                 1,901
                                                                                         --------              --------
         Total assets                                                                    $356,555              $394,609
                                                                                         ========              ========


                             See accompanying notes.

                                                                                     DECEMBER 31,            MARCH 31,
                                                                                         1998                  1999
                                                                                         ----                  ----
                                                                                                            (UNAUDITED)
                                                                                                (IN THOUSANDS;
                                                                                            EXCEPT PER SHARE DATA)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term note payable                                                                $  2,418             $      --
  Trade accounts payable and accrued liabilities                                           17,677                18,776
  Accrued compensation                                                                      5,523                 6,452
  Accrued warranties                                                                        2,847                 3,321
  Billings in excess of costs and estimated earnings                                        1,268                 1,414
  Current portion of long-term debt and capital
    lease obligations                                                                       2,275                 4,819
                                                                                         --------              --------
         Total current liabilities                                                         32,008                34,782
Long-term debt and capital lease obligations, net
  of current portion                                                                      104,479               134,033
Deferred revenue                                                                            9,883                11,229
Deferred income taxes                                                                       3,682                 3,727


Commitments and contingencies (see note 8)

Minority interest                                                                             121                   121

Stockholders' equity:
Common stock, $.01 par value; 30,000,000
  shares authorized, 17,450,664 shares
  issued and outstanding at December 31, 1998
  and 17,466,901 shares issued and outstanding
  at March 31, 1999                                                                           175                   175
Preferred stock, $.01 par value; 10,000,000 shares
  authorized, no shares issued and outstanding                                                 --                    --
Additional paid-in-capital                                                                163,302               163,247
Deferred compensation                                                                        (941)                 (541)
Retained earnings                                                                          43,865                47,836
Accumulated other comprehensive income (loss)                                                 (19)                   --
                                                                                         --------              --------
Total stockholders' equity                                                                206,382               210,717
                                                                                         --------              --------
Total liabilities and stockholders' equity                                               $356,555              $394,609
                                                                                         ========              ========


                             See accompanying notes.

                              SERVICE EXPERTS, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                                  1998        1999
                                                                                  ----        ----
                                                                                      (UNAUDITED)
                                                                                     (IN THOUSANDS,
                                                                                 EXCEPT PER SHARE DATA)
Net revenue ...............................................................   $    70,662    $   116,166
Cost of goods sold ........................................................        46,145         75,704
                                                                              -----------    -----------

Gross margin ..............................................................        24,517         40,462
Selling, general and administrative expenses ..............................        19,147         32,967
                                                                              -----------    -----------


Income from operations ....................................................         5,370          7,495
Other income (expense):
  Interest expense ........................................................          (274)        (1,794)
  Interest income .........................................................           100             45
  Other income ............................................................           120            874
                                                                              -----------    -----------
                                                                                      (54)          (875)
                                                                              -----------    -----------
Income before income taxes ................................................         5,316          6,620
Provision for income taxes:
  Current .................................................................         2,174          2,592
  Deferred ................................................................           107             57
                                                                              -----------    -----------
                                                                                    2,281          2,649
                                                                              -----------    -----------
Net income ................................................................   $     3,035    $     3,971
                                                                              ===========    ===========
Net income per common share:
    Basic .................................................................   $      0.19    $      0.23
                                                                              ===========    ===========
    Diluted ...............................................................   $      0.19    $      0.23
                                                                              ===========    ===========
Weighted average shares outstanding:
    Basic .................................................................        16,202          7,463
                                                                              ===========    ===========
    Diluted ...............................................................        16,372         17,550
                                                                              ===========    ===========


Pro forma net income data (unaudited), reflecting
  Pro forma tax provision on income of a
  pooled company previously taxed as a
  Subchapter S corporation:

Historical net income applicable to common stock ..........................   $     3,035    $     3,971
Pro forma adjustment to provision for income taxes ........................            22             --
                                                                              -----------    -----------
Pro forma net income applicable to Common Stock ...........................   $     3,057    $     3,971
                                                                              ===========    ===========

Pro forma net income per common share:
  Basic ...................................................................   $      0.19    $      0.23
                                                                              ===========    ===========
  Diluted .................................................................   $      0.19    $      0.23
                                                                              ===========    ===========

                             See accompanying notes.

                              SERVICE EXPERTS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                                  THREE MONTHS ENDED
                                                                                                       MARCH 31,
                                                                                              1998                 1999
                                                                                              ----                 ----
                                                                                                     (UNAUDITED)
                                                                                                   (IN THOUSANDS)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES.....................................   $(11,318)              $ 2,092

INVESTING ACTIVITIES
Payments on notes receivable............................................................         44                    10
Purchase of property, building and equipment............................................     (2,401)               (2,840)
Proceeds from sale of property, buildings and equipment.................................         --                   156
Proceeds from sale of investment........................................................         --                 1,594
Cash acquired through acquisitions......................................................      1,010                 2,017
Payment of cash for acquired companies..................................................     (7,142)              (22,121)
Decrease in other assets................................................................       (264)                 (294)
                                                                                           --------               -------
         Net cash used in investing activities..........................................     (8,753)              (21,478)
                                                                                           --------               -------
FINANCING ACTIVITIES
Decrease in short-term debt.............................................................         --                (2,418)
Issuance of stock pursuant to options exercised.........................................         --                   304
Net increase in line of credit..........................................................     30,772                24,794
                                                                                           --------               -------
         Net cash provided by financing activities......................................     30,772                22,680
                                                                                           --------               -------
Increase in cash and cash equivalents...................................................     10,701                 3,294
Cash and cash equivalents at beginning of year..........................................     11,298                 8,408
                                                                                           --------               -------
Cash and cash equivalents at end of period..............................................   $ 21,999               $11,702
                                                                                           ========               =======
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid...........................................................................   $    274               $ 1,783
                                                                                           ========               =======
Income taxes paid.......................................................................   $    224               $   967
                                                                                           ========               =======

                             See accompanying notes.

                              SERVICE EXPERTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                           MARCH 31, 1999 (UNAUDITED)

1 - BASIS OF PRESENTATION

OVERVIEW

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

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

3 - MARKETABLE SECURITIES

At December 31, 1998, the Company's investments in marketable equity securities totaled approximately $994,000. During the three months ended March 31, 1999, the Company sold the securities for a gain of approximately $619,000.

4 - ACQUISITIONS

From January 1, 1999 through March 31, 1999, the Company acquired 31 heating, ventilating and air conditioning businesses. The following displays pertinent information regarding acquisitions accounted for under the purchase method:

                        Service           Total           Total          Total
                        Centers         Companies        Shares          Cash            Convertible             Total
                       Acquired          Acquired        Issued      Consideration          Debt             Consideration
                       --------         ---------        ------      -------------     --------------        -------------
                                                                                       (in thousands)
    1998
First Quarter.........       10              19          389,000         $ 8,585             $    -             $19,243
Second Quarter........       12              34          593,000          25,077                  -              43,504
Third Quarter.........        8              29          222,000          11,710                667              19,314
Fourth Quarter........       12              23          232,000          11,681              5,497              22,034

    1999
First Quarter.........       12              31               -0-         20,620              7,304              27,924

OTHER INFORMATION REGARDING ACQUISITIONS

All of the foregoing acquisitions were accounted for using the purchase method of accounting. The allocation of the purchase price associated with the acquisitions has been determined by the Company based upon available information and is subject to further refinement. The operating results of the acquisitions have been included in the accompanying consolidated statements of income from the respective dates of acquisition. The following unaudited pro forma results of operations give effect to the operations of these Service Centers, as well as Service Centers acquired during 1999, as if the respective transactions had occurred as of the beginning of the periods presented. The pro forma results of operations have been adjusted for additional income tax provisions for federal and state taxes as certain of the Service Centers previously were taxed as subchapter S corporations. The pro forma results of operations neither purport to represent what the Company's results of operations would have been had such transactions in fact occurred at the beginning of the periods presented nor purport to project the Company's results of operations in any future period.

                         PRO FORMA RESULTS OF OPERATIONS

                                                              THREE MONTHS
                                                                  ENDED
                                                                MARCH 31,
                                                               ----------
                                                         1998              1999
                                                         ----              ----
                                                             (IN THOUSANDS,
                                                               EXCEPT PER
                                                               SHARE DATA)
Net revenue                                            $103,448         $123,223
Net income                                                4,233            3,911
Net income per common share:
    Basic                                              $   0.24         $   0.22
    Diluted                                            $   0.24         $   0.22

5 - NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per share:

                                                                                    THREE MONTHS
                                                                                        ENDED
                                                                                      MARCH 31,
                                                                                      ---------
                                                                               1998              1999
                                                                               ----              ----
                                                                                   (IN THOUSANDS,
                                                                                     EXCEPT PER
                                                                                     SHARE DATA)
Numerator:
Net income                                                                    $     3,035    $     3,971
                                                                              -----------    -----------
Numerator for basic income per share - income available
  to common stockholders after assumed conversations                                3,035          3,971
                                                                              -----------    -----------

Numerator for diluted income per share - income available
  to common stockholders after assumed conversations                                3,035          3,971
                                                                              ===========    ===========

Denominator:
  Denominator for basic income per share - weighted
    Average shares                                                                 16,202         17,463
  Effect of dilutive securities:
    Employee stock options                                                            118             71
    Warrants                                                                           52             16
                                                                              -----------    -----------

Dilutive potential common shares                                                      170             87
  Denominator for diluted income per share - adjusted
  Weighted-average shares and assumed conversions                                  16,372         17,550
                                                                              ===========    ===========

Basic net income per share                                                    $      0.19    $      0.23
                                                                              ===========    ===========

Diluted net income per share                                                  $      0.19    $      0.23
                                                                              ===========    ===========

6 - INCOME TAXES

The income tax provision recorded for the three months ended March 31, 1998 and 1999 differs from the expected income tax provision due primarily to goodwill amortization, a portion of which is not deductible for federal income tax purposes, and the provision for state income taxes.

7 - FINANCING ARRANGEMENTS

From January 1, 1999 through March 31, 1999, the Company issued convertible subordinated notes ("Notes") totaling approximately $7,304,000 as consideration in certain acquisitions. Principal is payable in four equal annual installments beginning one year from the date of issuance. Interest at an average rate of 4.85% (ranging from 4.71% to 5.12%) is payable quarterly. The Notes are convertible, at the option of the holder, into the Company's Common Stock at any time, at an average conversion price of $18.85 per share (ranging from $14.93 to $32.15), subject to adjustment in certain events. If the closing sales price of a share of Common Stock exceeds the conversion price for periods ranging from five to ten consecutive trading days, the Company may elect to convert the Notes into shares of Common Stock at the conversion price.

Subsequent to March 31, 1999, the Company entered into a short-term revolving line of credit with SunTrust Bank, Nashville, N.A. in the maximum amount of $20 million, and bearing interest at a per annum rate equal to the one month LIBOR plus 75 basis points. This line of credit matures on June 30, 1999.

8 - COMMITMENTS AND CONTINGENCIES

The Company currently, and from time to time, is expected to be subject to claims and suits arising in the ordinary course of business. Management continually evaluates contingencies based on the best available evidence and believes that an adequate provision for losses has been provided to the extent necessary.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

In 1998, the Company acquired 106 HVAC businesses (the "1998 Acquired Companies"), of which 43 are Service Centers. The consideration paid by the Company for the 1998 Acquired Companies was approximately $110.1 million, consisting of approximately 1.8 million shares of Common Stock, $6.2 million in notes convertible into shares of Common Stock, and approximately $56.3 million in cash. One of the Acquired Companies was accounted for using the pooling of interests method and the remainder were accounted for using the purchase method. Approximately $85.5 million of the consideration paid by the Company was allocated to intangible assets which are being amortized over a 40-year period.

From January 1, 1999 through March 31, 1999, the Company acquired 31 HVAC businesses (the "1999 Acquired Companies"), of which 12 are Service Centers. The consideration paid by the Company for the 1999 Acquired Companies was approximately $27.9 million, consisting of approximately $7.3 million in notes convertible into shares of Common Stock and approximately $20.6 million in cash. Approximately $19.5 million of the consideration paid by the Company was allocated to intangible assets which are being amortized over a 40-year period.

The 1998 and 1999 Acquired Companies (collectively, the "Acquired Companies") historically have been managed as independent private companies and, as such, their results of operations reflect different tax structures which have influenced, among other things, their historical levels of owner's compensation. Owners and certain key employees of the Acquired Companies have agreed to certain reductions in their compensation in connection with the acquisitions.

COMPONENTS OF INCOME

Net revenue has been derived primarily from the installation, service and maintenance of central air conditioners, furnaces and heat pumps in existing homes and commercial businesses. Net revenue and associated income from operations are subject to seasonal fluctuations resulting from increased demand for the Company's services during warmer weather in the summer months and during colder weather in winter months, particularly in the beginning of each season. Cost of goods sold primarily consists of purchased materials such as replacement air conditioning units and heat pumps and the labor associated with both installations and repair orders. The main components of selling, general and administrative expenses include administrative salaries, legal and professional fees, insurance expense and promotion and advertising expenses.

RESULTS OF OPERATIONS

Because of the significant effect and timing of acquisitions on the Company's results of operations, the Company's historical results of operations and period-to-period comparisons will not be indicative of future results and may not be meaningful. The Company plans to continue acquiring HVAC businesses in the future. The integration of acquired HVAC businesses and the addition of management personnel to support existing and future acquisitions may positively or negatively affect the Company's results of operations during the period immediately following acquisition.

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

         Net Revenue. Net revenue increased $45.5 million, or 64.4%, from $70.7 million for the three months ended March 31, 1998 to $116.2 million for the three months ended March 31, 1999. Approximately $12.8 million of the increase is attributable to reported revenue from Service Centers for three months in both periods and spoke acquisitions acquired during these periods, approximately $2.3 million of the increase is attributable to Service Centers acquired in 1998 reporting results for a full three months in 1999 and approximately $30.4 million of the increase is attributable to the acquisition of new Service Centers between April 1998 and March 1999.

         Cost of Goods Sold. Cost of goods sold increased $29.6 million, or 64.1%, from $46.1 million for the three months ended March 31, 1998 to $75.7 million for the three months ended March 31, 1999. Approximately $20.4 million of this increase is attributable to the acquisition of new Service Centers between April 1998 and March 1999. As a percentage of net revenue, cost of goods sold decreased 0.1% from 65.3% for the three months ended March 31, 1998 to 65.2% for the three months ended March 31, 1999.

         Gross Margin. Gross margin increased $16.0 million, or 65.0%, from $24.5 million for the three months ended March 31, 1998 to $40.5 million for the three months ended March 31, 1999. Approximately $11.5 million of this increase is attributable to the acquisition of new Service Centers between April 1998 and March 1999. As a percentage of net revenue, gross margin increased 0.1% from 34.7% for the three months ended March 31, 1998 to 34.8% for the three months ended March 31, 1999.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $13.8 million, or 72.2%, from $19.1 million for the three months ended March 31, 1998 to $32.9 million for the three months ended March 31, 1999. As a percentage of net revenue, selling, general and administrative expenses increased from 27.1% for the three months ended March 31, 1998 to 28.4% for the three months ended March 31, 1999. This increase is primarily attributable to an increase of approximately $656,000 of goodwill amortization and an increase of approximately $1.9 million of administrative overhead.

         Income from Operations. Income from operations increased $2.1 million, or 39.6%, from $5.4 million for the three months ended March 31, 1998 to $7.5 million for the three months ended March 31, 1999. This increase is primarily attributable to the acquisition of new Service Centers between April 1998 and March 1999. Income from operations as a percentage of net revenue decreased 1.1% from 7.6% for the three months ended March 31, 1998 to 6.5% for the three months ended March 31, 1999.

         Other Income (Expense). Other income (expense) increased $821,000, or 1520.4%, from ($54,000) for the three months ended March 31, 1998 to ($875,000)
for the three months ended March 31, 1999. Other expense as a percentage of net revenue increased from (0.1%) for the three months ended March 31, 1998 to (0.8%) for the three months ended March 31, 1999. This increase is primarily a result of approximately $1.5 million of increased interest costs incurred on debt used to fund acquisitions, offset by a $619,000 gain realized on the sale of marketable equity securities.

         Provision for Income Taxes. The Company's effective tax rate of 40.0% for the three months ended March 31, 1999 differed from the federal statutory rate of 35.0% primarily as a result of goodwill amortization, portions of which are not deductible for federal income tax purposes, and state income taxes. The effective tax rate of 42.9% for the three months ended March 31, 1998 differed from the federal statutory rate of 35.0% primarily as a result of goodwill amortization, portions of which are not deductible for federal income tax purposes, and state income taxes, and offset by income of a Subchapter S corporation accounted for using the pooling of interests method which is not subject to federal income tax.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1999, the Company had working capital of $94.3 million, including cash and cash equivalents of $11.7 million. The ratio of current assets to current liabilities was 3.7 to 1.0 at March 31, 1999 and 3.6 to 1.0 at December 31, 1998.

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

The Company currently has a $100.0 million unsecured revolving credit facility with a banking syndication available through April 30, 2001 (the "Credit Facility"), of which $75.1 million was outstanding at March 31, 1999. At March 31, 1999, $24.9 million was available under the Credit Facility. Borrowings under the Credit Facility bear interest at either (i) the higher of the agent's base lending rate or the federal funds rate plus one-half of one percent per annum or (ii) a variable rate equal to the 30, 60, 90 or 180-day LIBOR, as such rates change from time to time, plus a variable margin of from 62.5 to 150 basis points depending on the Company's funded debt to EBITDA ratio determined on a quarterly basis, at the election of the Company. All of the Company's subsidiaries have guaranteed the repayment of indebtedness under the Credit Facility. The Credit Facility contains covenants with respect to (i) the maintenance of certain financial ratios and specified net worth, (ii) the limitation of (A) the aggregate outstanding principal balance of the Senior Notes (as defined below) to $75.0 million and (B) the aggregate outstanding principal balance of any debt issued by the Company directly to sellers of acquired HVAC businesses to $50.0 million, (iii) the sale of substantial assets, consolidations or mergers by the Company and (iv) the payment of dividends.

Subsequent to March 31, 1999, the Company entered into a short-term revolving line of credit with SunTrust Bank, Nashville, N.A. in the maximum amount of $20.0 million, and bearing interest at a per annum rate equal to the one month LIBOR plus 75 basis points. This line of credit matures on June 30, 1999.

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

During 1998, the Company issued convertible subordinated notes ("Notes") totaling approximately $6,164,000 as consideration in certain acquisitions. Principal is payable in four equal annual installments beginning one year from the date of issuance. Interest, at an average rate of 4.85% (ranging from 4.51% to 5.54%), is payable quarterly. The Notes are convertible, at the option of the holder, into the Company's Common Stock at any time, at an average conversion price of $36.70 per share (ranging from $31.56 to $42.09), subject to adjustment in certain events. If the closing sales price of a share of Common Stock exceeds the conversion price for five consecutive trading days, the Company may elect to convert the Notes into shares of Common Stock at the conversion price.

From January 1, 1999 through March 31, 1999, the Company issued Notes totaling approximately $7,304,000 as consideration in certain acquisitions. Principal is payable in four equal annual installments beginning one year from the date of issuance. Interest at an average rate of 4.85% (ranging from 4.71% to 5.12%), is payable quarterly. The Notes are convertible, at the option of the holder, into the Company's Common Stock at any time, at an average conversion price of $18.85 per share (ranging from $14.93 to $32.15), subject to adjustment in certain events. If the closing sales price of a share of Common Stock exceeds the conversion price for periods ranging from five to ten consecutive trading days, the Company may elect to convert the Notes into shares of Common Stock at the conversion price.

The conversion of all Notes issued through March 31, 1999 into shares of the Company's Common Stock would result in the issuance of approximately 563,000 shares of Common Stock. Subsequent to March 31, 1999, the trading price of the Company's Common Stock has resulted in the Company having the option to convert $4.8 million of these notes into 291,000 shares of Common Stock. As of May 17, 1999, the Company has not elected to exercise the option to convert any of the Notes.

For the three months ended March 31, 1999, net cash provided by operations was $2.1 million compared to cash used in operations of $11.3 million during the three month period ended March 31, 1998.

For the three months ended March 31, 1999, net cash used in investing activities totaled $21.5 million as compared to $8.8 million for the three month period ended March 31, 1998. Cash used by investing activities during the three month period ended March 31, 1999 is primarily attributed to the approximate $22.1 million of cash used to purchase HVAC businesses.

For the three months ended March 31, 1999, net cash provided by financing activities was $22.7 million as compared to $30.8 million for the three month period ended March 31, 1998. Cash provided by financing activities during the three month period ended March 31, 1999 is primarily attributed to an increase in borrowing against the Credit Facility.

The Company currently has on file with the Securities and Exchange Commission a shelf registration statement on Form S-4 (Registration No. 333-12319)(the "Shelf Registration Statement") covering securities with a collective aggregate offering price of $50.0 million for use in future acquisitions of HVAC businesses. Under the Shelf Registration Statement, the Company may issue shares of Common Stock, warrants to purchase Common Stock and debt securities convertible into shares of Common Stock in connection with acquisitions.

Management believes that the Company's existing cash balances, cash generated from operations and additional borrowings will be sufficient to fund the Company's operating needs, planned capital expenditures and debt service requirements for the next 12 months. Management continually evaluates potential strategic acquisitions as part of the Company's growth strategy. Prior to September 1998, such acquisitions were predominantly funded by issuing shares of Common Stock and cash. Since September 1998, the Company has used convertible subordinated notes and cash to fund its acquisitions. Future acquisitions could be effected using Common Stock, warrants, debt securities or cash. Although the Company believes that its financial resources will enable it to consider potential acquisitions, should the Company's actual results of operations fall short of, or its rate of expansion significantly exceed, its plans, or should its costs or capital expenditures exceed expectations, the Company may need to seek additional financing in the future. In negotiating such financing, there can be no assurance that the Company will be able to raise additional capital on terms satisfactory to the Company. Failure to obtain additional financing on reasonable terms could have a negative effect on the Company's plans to acquire additional HVAC businesses.

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

The Company has evaluated its Year 2000 risk in three separate categories: information technology systems ("IT"), non-IT systems ("Non-IT") and material third party relationships. The Company has developed a plan in which the risks in each of these categories are being reviewed and addressed by the appropriate level of management as follows:

IT. The Company is actively engaged in developing and installing new financial, information and operational systems which are expected to be completed and installed in all Service Centers. The Company's new financial, information and operational systems have been installed at the SEI Management Company support center and at 48 locations. Two modules of the Company's new financial system currently being installed are not Year 2000 compliant. Modifications are being made on these modules and management expects that these modifications will be completed by July 1999. The Company is prioritizing the installation of its new systems at Service

Centers which are not Year 2000 compliant to minimize its IT risk. In connection with this implementation, system programs have been designed so that the Year 2000 will be recognized as a valid date and will not affect the processing of date-sensitive information. Current systems in place at various Service Centers that have not installed the Company's new financial, information and operational systems are being evaluated for Year 2000 compliance, and the assessment efforts are 98% complete. In certain situations, current systems may need to be upgraded to Year 2000 compliant versions or replaced with the new financial, information and operational systems. Management believes that all upgrades and replacements necessary to ensure Year 2000 readiness of IT systems for currently owned Service Centers will be 75% complete by September 1999 and 100% complete by December 1999.

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

The Company plans to acquire additional HVAC businesses during the remainder of 1999. Each new HVAC business will be assessed for Year 2000 readiness, and the Company expects that any required IT or Non-IT systems upgrades or replacements will be made before January 1, 2000.

Third Party Risk. The Company's review of its third party risk includes detailed review of material relationships with vendors and certain business partners. To operate its business, the Company relies upon government agencies, utility companies, providers of telecommunication services, suppliers and other third party service providers ("Material Relationships"), over which it can assert little control. The Company's ability to conduct its core business is dependent upon the ability of these Material Relationships to fix their Year 2000 issues to the extent they affect the Company. The Company is monitoring and assessing the progress of its Material Relationships to determine whether they will be able to successfully interact with the Company in the Year 2000. The Company has contacted and received oral or written responses from approximately 70% of its Material Relationships and is currently awaiting responses from the remainder of its Material Relationships. The majority of the responses received indicate that the vendors are Year 2000 compliant. The Company expects to complete its Year 2000 readiness assessment of its Material Relationships by June 1999.

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

Through March 31, 1999, the Company has incurred approximately $475,000 of systems and related costs that address Year 2000 compliance plans. The Company expects to spend an additional $765,000 to complete its Year 2000 compliance plans. The Company expenses costs associated with Year 2000 system changes as the costs are incurred.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

During the three months ended March 31, 1999, the Company sold its investment in marketable equity securities. There were no other material changes to the quantitative and qualitative disclosures about market risks presented in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

                                    PART II

                               OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

From time to time, the Company issues subordinated notes convertible into shares of the Company's Common Stock in connection with the acquisition of HVAC service and replacement businesses. The subordinated notes are convertible into shares of the Company's Common Stock at conversion prices ranging from 140% to 200% of the average market price of the Common Stock for a period ranging from five to ten trading days preceding the date the note is issued. The Company has issued convertible subordinated notes and the shares of Common Stock issued upon conversion of notes, pursuant to the Shelf Registration Statement and in transactions intended to be exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Sections 3(a)(11), 3(b) or 4(2) thereunder. In the future, the Company intends to issue convertible subordinated notes and the shares of Common Stock issued upon conversion primarily pursuant to the Shelf Registration Statement.

For the three months ended March 31, 1999, the Company issued convertible subordinated notes bearing interest at rates ranging from 4.83% to 5.12% in an aggregate principal amount of approximately $2.4 million in transactions intended to be exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Sections 3(a)(11), 3(b) or 4(2) thereunder.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

EXHIBIT
NUMBER   DESCRIPTION OF EXHIBITS
--------------------------------
 3.1     --      Restated Certificate of Incorporation of the Registrant(a)

 3.2     --      Bylaws of the Registrant(a)

 4       --      Form of Common Stock Certificate(b)

10.1     --      Form of Agreement  and Plan of Merger among  certain of the
                 Registrant's subsidiaries, a wholly-owned subsidiary of the
                 Registrant and the Registrant(c)

10.2     --      Form of Stock Purchase Agreement between the former
                 stockholders of certain of the Registrant's subsidiaries and the Registrant(d)

27.1     --      Restated Financial Data Schedule for the Three Months Ended
                 March 31, 1998 (for SEC use only)

27.2     --      Financial Data Schedule for the Three Months Ended March 31,
                 1999 (for SEC use only)

------------

         (a) Incorporated by reference to the exhibits filed with the Registrant's Registration Statement on Form S-1, Registration No. 333-07037.

         (b) Incorporated by reference to the exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998, File No. 001-13037.

         (c) Incorporated by reference to the exhibits filed with the Registrant's Registration Statement on Form S-4, File No. 333-12319.

         (d) Incorporated by reference to the exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 001-13037.

(b) Reports on Form 8-K.

The Company filed a Current Report on Form 8-K on January 28, 1999 containing financial statements of Gulf Coast Cooling, Inc., Matz Sheet Metal Works, Inc. and Right Way Heating and Air Conditioning Service, Inc., Climate Control, Inc., Epperson, Inc., and pro forma financial statements pursuant to Item 5 of Form 8-K. The Company filed a Current Report on Form 8-K on February 5, 1999 containing an indenture and related documents in connection with the issuance of convertible subordinated notes pursuant to Item 5 of Form 8-K. The Company filed a Current Report on Form 8-K on February 24, 1999 announcing the Company's earning for the fourth quarter and year ending December 31, 1998 pursuant to
Item 5 of Form 8-K. The Company also filed a Current Report on Form 8-K on March 9, 1999 containing financial statements of Fras-Air Contracting, Inc., Triton Mechanical, Inc., and Bill's Commercial Air Conditioning, Inc., and pro forma financial statements pursuant to Item 5 of Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SERVICE EXPERTS, INC.

                                        By: /s/ Anthony M. Schofield
                                        ----------------------------
                                        Anthony M. Schofield
                                        Chief Financial Officer

Date: May 17, 1999

                                  EXHIBIT INDEX

EXHIBIT
NUMBER   DESCRIPTION OF EXHIBITS
--------------------------------
 3.1     --      Restated Certificate of Incorporation of the Registrant(a)

 3.2     --      Bylaws of the Registrant(a)

 4       --      Form of Common Stock Certificate(b)

10.1     --      Form of Agreement and Plan of Merger among certain of the
                 Registrant's subsidiaries, a wholly-owned subsidiary of the
                 Registrant and the Registrant(c)

10.2     --      Form of Stock Purchase Agreement between the former
                 stockholders of certain of the Registrant's subsidiaries
                 and the Registrant(d)

27.1     --      Restated Financial Data Schedule for the Three Months Ended
                 March 31, 1998 (for SEC use only)

27.2     --      Financial Data Schedule for the Three Months Ended March 31,
                 1999 (for SEC use only)

------------

         (a) Incorporated by reference to the exhibits filed with the Registrant's Registration Statement on Form S-1, Registration No. 333-07037.

         (b) Incorporated by reference to the exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998, File No. 001-13037.

         (c) Incorporated by reference to the exhibits filed with the Registrant's Registration Statement on Form S-4, File No. 333-12319.

         (d) Incorporated by reference to the exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 001-13037.