Form 10-Q
period 1999-06-30
SERVICE EXPERTS INC
filed 1999-08-16
CIK 1017609

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO _____________

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

                                 Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             CLASS                               OUTSTANDING AT AUGUST 16, 1999

 COMMON STOCK, $.01 PAR VALUE                              17,661,166

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              SERVICE EXPERTS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                   December 31,    June 30,
                                                                                      1998           1999
                                                                                    ---------      ---------
                                                                                                  (UNAUDITED)
                                                                                         (IN THOUSANDS)
ASSETS
Current assets:
     Cash and cash equivalents ...............................................     $   8,408      $  12,773
     Accounts receivable
         Trade, net of allowance for doubtful accounts of $2,050 in 1998 .....        50,211         70,967
              and $3,297 in 1999
            Related parties ..................................................           312            658
            Employees ........................................................           581          1,171
            Other ............................................................         6,351          5,010
                                                                                   ---------      ---------
                                                                                      57,455         77,806
     Refundable income taxes .................................................         2,836             --
     Inventories .............................................................        29,715         32,857
     Costs and estimated earnings in excess of billings ......................         5,911          9,974
     Prepaid expenses and other current assets ...............................         6,558          7,503
     Current portion of note receivable - related party ......................            14             14
     Current portion of notes receivable - other .............................           140            109
     Deferred income taxes ...................................................         4,008          4,044
                                                                                   ---------      ---------
                     Total current assets ....................................       115,045        145,080
Property, buildings and equipment:
     Land ....................................................................         1,904          1,904
     Buildings ...............................................................         5,001          5,471
     Furniture and fixtures ..................................................        13,801         16,415
     Machinery and equipment .................................................         8,150         11,096
     Vehicles ................................................................        23,197         29,323
     Leasehold improvements ..................................................         3,850          5,502
                                                                                   ---------      ---------
                                                                                      55,903         69,711
     Less accumulated depreciation and amortization ..........................       (17,283)       (23,179)
                                                                                   ---------      ---------
                                                                                      38,620         46,532
Note receivable - related party, net of current portion ......................           324            298
Notes receivable - other, net of current portion .............................           508            396
Goodwill, net of accumulated amortization of $5,609 in 1998 and $7,851 in 1999       191,016        240,722
Unallocated purchase price ...................................................         8,738             --
Other assets .................................................................         2,304          1,046
                                                                                   ---------      ---------
              Total Assets ...................................................     $ 356,555      $ 434,074
                                                                                   =========      =========

                             See accompanying notes.

                                                                                   December 31,    June 30,
                                                                                      1998           1999
                                                                                    ---------      ---------
                                                                                                  (UNAUDITED)
                                                                                         (IN THOUSANDS,
                                                                                     EXCEPT PER SHARE DATA)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Short-term note payable ..................................................     $   2,418      $      --
     Trade accounts payable and accrued liabilities ...........................        17,677         25,914
     Accrued compensation .....................................................         5,523          7,896
     Accrued warranties .......................................................         2,847          3,661
     Billings in excess of costs and estimated earnings .......................         1,268          2,196
     Current portion of long-term debt and capital lease obligations ..........         2,275          4,784
                                                                                    ---------      ---------
              Total current liabilities .......................................        32,008         44,451
Long-term debt and capital lease obligations, net of current portion ..........       104,479        155,979
Deferred revenue ..............................................................         9,883         13,647
Deferred income taxes .........................................................         3,682          3,794

Commitments and contingencies (Note 8)

Minority interest .............................................................           121             --

Stockholders' equity:
Common stock, $.01 par value; 30,000,000 shares authorized, 17,450,664 shares issued and outstanding at December 31, 1998 and 17,556,902
    shares issued and outstanding at June 30, 1999 ............................           175            176
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares
    issued and outstanding ....................................................            --             --
Additional paid-in-capital ....................................................       163,302        164,850
Deferred compensation .........................................................          (941)          (745)
Retained earnings .............................................................        43,865         51,922
Accumulated other comprehensive income (loss) .................................           (19)            --
                                                                                    ---------      ---------
Total stockholders' equity ....................................................       206,382        216,203
                                                                                    ---------      ---------
Total liabilities and stockholders' equity ....................................     $ 356,555      $ 434,074
                                                                                    =========      =========

                             See accompanying notes.

                              SERVICE EXPERTS, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                                                               THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                    JUNE 30,                     JUNE 30,
                                                               1998          1999           1998           1999
                                                            ---------      ---------      ---------      ---------
                                                                   (UNAUDITED)                    (UNAUDITED)
                                                                                  (IN THOUSANDS,
                                                                             EXCEPT PER SHARE DATA)
Net revenue ...........................................     $ 102,894      $ 152,787      $ 173,556      $ 268,953
Cost of goods sold ....................................        65,104        105,105        111,249        180,809
                                                            ---------      ---------      ---------      ---------
Gross margin ..........................................        37,790         47,682         62,307         88,144
Selling, general and administrative expenses ..........        25,131         38,427         44,278         71,394
                                                            ---------      ---------      ---------      ---------
Income from operations ................................        12,659          9,255         18,029         16,750
Other income (expense):
     Interest expense .................................          (934)        (2,198)        (1,208)        (3,991)
     Interest income ..................................           191             62            291            106
     Other income .....................................           170            190            290          1,064
                                                            ---------      ---------      ---------      ---------
                                                                 (573)        (1,946)          (627)        (2,821)
                                                            ---------      ---------      ---------      ---------
Income before income taxes ............................        12,086          7,309         17,402         13,929
Provision for income taxes:
     Current ..........................................         4,528          3,084          6,702          5,675
     Deferred .........................................           160            139            267            197
                                                            ---------      ---------      ---------      ---------
                                                                4,688          3,223          6,969          5,872
                                                            ---------      ---------      ---------      ---------
Net income ............................................     $   7,398      $   4,086      $  10,433      $   8,057
                                                            =========      =========      =========      =========
Net income per common share:
     Basic ............................................     $    0.44      $    0.23      $    0.63      $    0.46
                                                            =========      =========      =========      =========
     Diluted ..........................................     $    0.44      $    0.23      $    0.63      $    0.45
                                                            =========      =========      =========      =========
Weighted average shares outstanding:
     Basic ............................................        16,739         17,479         16,472         17,474
                                                            ---------      ---------      ---------      ---------
     Diluted ..........................................        16,987         17,998         16,683         17,776
                                                            ---------      ---------      ---------      ---------
Pro forma net income data, reflecting
  pro forma tax provision on income of a pooled company
  previously taxed as a Subchapter S corporation:
  Historical net income applicable to Common Stock ....     $   7,398      $   4,086      $  10,433      $   8,057
  Pro forma adjustment to provision for income taxes ..          (202)            --           (180)            --
                                                            ---------      ---------      ---------      ---------
Pro forma net income applicable to Common Stock .......     $   7,196      $   4,086      $  10,253      $   8,057
                                                            ---------      ---------      ---------      ---------
Pro forma net income per common share:
     Basic ............................................     $    0.43      $    0.23      $    0.62      $    0.46
                                                            =========      =========      =========      =========
     Diluted ..........................................     $    0.42      $    0.23      $    0.61      $    0.45
                                                            =========      =========      =========      =========

                             See accompanying notes.

                              SERVICE EXPERTS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 SIX MONTHS ENDED
                                                                      JUNE 30,
                                                                1998            1999
                                                              --------        --------
                                                                     (UNAUDITED)
                                                                    (IN THOUSANDS)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES ...       $(12,535)       $  7,515

INVESTING ACTIVITIES
Payments (advance) on notes receivable ................             (8)            170
Purchase of property, buildings and equipment .........         (6,756)         (6,995)
Proceeds from sale of property, buildings and equipment            109             242
Proceeds from sale of investment ......................             --           1,594
Cash acquired through acquisitions ....................          2,365           3,078
Payment of cash for acquired companies ................        (32,402)        (41,034)
(Increase) decrease in other assets ...................           (451)          1,212
                                                              --------        --------
     Net cash used in investing activities ............        (37,143)        (41,733)
                                                              --------        --------
FINANCING ACTIVITIES
Decrease in short-term debt ...........................             --          (2,418)
Issuance of stock pursuant to options exercised .......             --             847
Net increase in line of credit ........................         45,160          40,154
                                                              --------        --------
     Net cash provided by financing activities ........         45,160          38,583
                                                              --------        --------
Increase (decrease) in cash and cash equivalents ......         (4,518)          4,365
Cash and cash equivalents at beginning of year ........         11,298           8,408
                                                              --------        --------
Cash and cash equivalents at end of period ............       $  6,780        $ 12,773
                                                              ========        ========
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid .........................................       $    875        $  2,077
                                                              ========        ========
Income taxes paid .....................................       $  7,976        $  6,416
                                                              ========        ========


                             See accompanying notes.

                              SERVICE EXPERTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            FOR THE SIX MONTHS ENDED
                            JUNE 30, 1999 (UNAUDITED)

1 - BASIS OF PRESENTATION

OVERVIEW

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

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

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In June 1999, the effective date of SFAS No. 133 was extended for one year; consequently, the statement will now be effective for all fiscal quarters of fiscal years beginning after June 15, 2000, and earlier application is encouraged. Management does not anticipate that the adoption of SFAS No. 133 will have a significant effect on the financial position or results of operations of the Company.

3 - MARKETABLE SECURITIES

At December 31, 1998, the Company's investments in marketable equity securities totaled approximately $994,000. During the first quarter, the Company sold the securities for a gain of approximately $619,000.

4 - ACQUISITIONS

From January 1, 1999 through June 30, 1999, the Company acquired 97 heating, ventilating and air conditioning businesses. The following displays pertinent information regarding acquisitions accounted for under the purchase method during 1998 and 1999:

                          Service        Total
                          Centers      Companies    Total Shares     Total Cash      Convertible         Total
                          Acquired      Acquired       Issued      Consideration        Debt         Consideration
                          --------      --------       ------      -------------        ----         -------------
                                                                                    (in thousands)
         1998
First Quarter......          10            19          389,000        $ 8,585           $     --        $ 19,243
Second Quarter.....          12            34          593,000         25,077                 --          43,504
Third Quarter......           8            29          222,000         11,710                667          19,314
Fourth Quarter.....          12            23          232,000         11,681              5,497          22,034

         1999
First Quarter......          12            31            --            20,620              7,304          27,924
Second Quarter.......         9            66           42,000         17,626              5,459          23,895

OTHER INFORMATION REGARDING ACQUISITIONS

The allocation of the purchase price associated with the acquisitions has been determined by the Company based upon available information and is subject to further refinement. The operating results of the acquisitions have been included in the accompanying consolidated statements of income from the respective dates of acquisition. The following unaudited pro forma results of operations give effect to the operations of these Service Centers as if the respective transactions had occurred as of the beginning of the periods presented. The pro forma results of operations have been adjusted for additional income tax provisions for federal and state taxes as certain of the Service Centers previously were taxed as subchapter S corporations. The pro forma results of operations neither purport to represent what the Company's results of operations would have been had such transactions in fact occurred at the beginning of the periods presented nor purport to project the Company's results of operations in any future period.

                         PRO FORMA RESULTS OF OPERATIONS

                                                  SIX MONTHS
                                                ENDED JUNE 30,
                                          -------------------------
                                             1998            1999
                                          --------         --------
                                            (IN THOUSANDS, EXCEPT
                                               PER SHARE DATA)
Net revenue ................              $251,156         $286,310
Net income .................              $ 14,097         $  8,416
Net income per common share:
     Basic .................              $   0.80         $   0.48
     Diluted ...............              $   0.78         $   0.47

5 - NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per share:

                                                                   THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                         JUNE 30,                       JUNE 30,
                                                                  ---------------------          ---------------------
                                                                   1998          1999             1998          1999
                                                                  -------       -------          -------       -------
                                                                         (IN THOUSANDS, EXCEPT  PER SHARE DATA)
Numerator:
     Net income ...........................................       $ 7,398       $ 4,086          $10,433       $ 8,057
                                                                  -------       -------          -------       -------
Numerator for basic income per share - Income
  Available to common stockholders after assumed
  conversations ...........................................         7,398         4,086           10,433         8,057
                                                                  =======       =======          =======       =======
Numerator for diluted income per share
     Net income ...........................................         7,398         4,086           10,433         8,057
     Add:  interest on subordinated convertible securities,
     net of tax ...........................................            --            38               --            38
                                                                  -------       -------          -------       -------
Income available to common stockholders after assumed
  conversions .............................................       $ 7,398       $ 4,124          $10,433       $ 8,095
                                                                  =======       =======          =======       =======
Denominator:
   Denominator for basic income per share -
     weighted average shares ..............................        16,739        17,479           16,472        17,474

Effect of dilutive securities:
   Employee stock options .................................           182           154              132           116
   Warrants ...............................................            66            21               52            15
   Contingent shares ......................................            --             3               27            --
   Convertible debt .......................................            --           341               --           171
                                                                  -------       -------          -------       -------
Dilutive potential common shares
    Denominator for diluted income per share-
     adjusted .............................................           248           519              211           302
                                                                  -------       -------          -------       -------
    Weighted-average shares and assumed
     conversations ........................................        16,987        17,998           16,683        17,776
                                                                  =======       =======          =======       =======
Basic net income per share ................................       $  0.44       $  0.23          $  0.63       $  0.46
                                                                  =======       =======          =======       =======

Diluted net income per share ..............................       $  0.44       $  0.23          $  0.63       $  0.45
                                                                  =======       =======          =======       =======

6 - INCOME TAXES

The income tax provision recorded for the three and six months ended June 30, 1998 and 1999 differs from the expected income tax provision, by applying the 35% statutory rate, due primarily to goodwill amortization, a portion of which is not deductible for federal income tax purposes, and the provision for state income taxes.

7 - FINANCING ARRANGEMENTS

From January 1, 1999 through June 30, 1999, the Company issued convertible subordinated notes ("Notes") totaling approximately $12,763,000 as consideration in certain acquisitions. Principal is payable in four equal annual installments beginning one year from the date of issuance. Interest at an average rate of 5.08% (ranging from 4.71% to 5.37%) is payable quarterly. The Notes are convertible, at the option of the holder, into the Company's Common Stock at any time, at an average conversion price of $26.04 per share (ranging from $14.93 to $38.95), subject to adjustment in certain events. If the closing sales price of a share of Common Stock exceeds the conversion price for periods ranging from five to 20 consecutive trading days, the Company may elect to convert the Notes into shares of Common Stock at the conversion price.

On June 11, 1999, the Company entered into an amended and restated $200.0 million unsecured revolving credit facility with a syndicate of banks available through May 31, 2002 (the "Credit Facility"). Borrowings under the Credit Facility bear interest at either (i) the higher of the agent's base lending rate or the federal funds rate plus a variable margin of from 0 to .375 basis points depending on the Company's net funded debt to EBITDA ratio determined on a quarterly basis or (ii) a variable rate equal to the 30, 60, 90 or 180-day LIBOR, as such rate changes from time to time, plus a variable margin of from
100.0 to 237.5 basis points depending on the Company's net funded debt to EBITDA ratio determined on a quarterly basis, at the election of the Company. All of the Company's subsidiaries have guaranteed the repayment of indebtedness under the Credit Facility. The Credit Facility contains covenants customary for financing of this type, including covenants with respect to (i) the maintenance of certain financial ratios and specified net worth, (ii) the limitation of (A) the aggregate outstanding principal balance of the senior notes (issued June 23, 1998) to $50.0 million and (B) the aggregate outstanding principal balance of any debt issued by the Company directly to sellers of acquired HVAC businesses to $100.0 million, (iii) the sale of substantial assets, consolidations or mergers by the Company and (iv) the payment of dividends.

8 - COMMITMENTS AND CONTINGENCIES

The Company currently, and from time to time, is expected to be subject to claims and suits arising in the ordinary course of business. Management continually evaluates contingencies based on the best available evidence and believes that an adequate provision for losses has been provided to the extent necessary.

9 - SUBSEQUENT EVENT

As of August 16, 1999, the Company has made certain personnel changes at the SEI Management Company. These personnel changes will result in a severance charge of approximately $1.4 million in the third quarter of 1999.

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

From January 1, 1999 through March 31, 1999, the Company acquired 31 HVAC businesses, of which 12 are Service Centers. The consideration paid by the Company for these businesses was approximately $27.9 million, consisting of approximately $7.3 million in notes convertible into shares of Common Stock and approximately $20.6 million in cash. Approximately $19.5 million of the consideration paid by the Company was allocated to intangible assets which are being amortized over a 40-year period.

From April 1, 1999 through June 30, 1999, the Company acquired 66 HVAC businesses (collectively, with the 31 HVAC businesses acquired in the first quarter of 1999, the "1999 Acquired Companies"), of which 9 are Service Centers. The consideration paid by the Company for these businesses was approximately $23.9 million, consisting of approximately 42,000 shares of Common Stock, approximately $5.5 million in notes convertible into shares of Common Stock and approximately $16.2 million in cash. All of these acquisitions were accounted for using the purchase method. Approximately

$14.2 million of the consideration paid by the Company was allocated to intangible assets which are amortized over a 40-year period.

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

                                                               THREE MONTHS
                                                               ENDED JUNE 30,
                                                        1998                    1999
                                                        ----                    ----
                                                        (dollar amounts in millions)
Revenue ....................................     $102.9       100.0%     $152.8       100.0%
Cost of goods sold .........................       65.1        63.3       105.1        68.8
                                                 ------      ------      ------      ------
Gross profit ...............................       37.8        36.7        47.7        31.2
Selling, general and administrative expenses       25.1        24.4        38.4        25.1
                                                 ------      ------      ------      ------
Operating income ...........................       12.7        12.3         9.3         6.1
Other income (expense) .....................        (.6)        (.6)       (2.0)       (1.3)
                                                 ------      ------      ------      ------
Income before taxes ........................       12.1        11.7         7.3         4.8
Provision for income taxes .................        4.7         4.5         3.2         2.1
                                                 ------      ------      ------      ------
Net income .................................     $  7.4         7.2%     $  4.1         2.7%
                                                 ======      ======      ======      ======

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

Net Revenue. Net revenue increased $49.9 million, or 48.5%, from $102.9 million for the three months ended June 30, 1998 to $152.8 million for the three months ended June 30, 1999. Approximately $7.5 million of the increase is attributable to reported revenue from Service Centers owned and operated by the Company during both periods and spoke acquisitions acquired during these periods, approximately $8.9 million of the increase is attributable to Service Centers acquired in 1998 reporting results for a full three months in 1999 and approximately $33.5 million of the increase is attributable to the acquisition of new Service Centers between July 1, 1998 and June 30, 1999.

         Cost of Goods Sold. Cost of goods sold increased $40.0 million, or 61.4%, from $65.1 million for the three months ended June 30, 1998 to $105.1 million for the three months ended June 30, 1999. Approximately $21.9 million of this increase is attributable to the acquisition of new Service Centers between July 1, 1998 and June 30, 1999 and the remaining $18.1 million is attributable to existing Service Centers operated in both 1998 and 1999. As a percentage of net revenue, cost of goods sold increased 5.5% from 63.3% for the three months ended June 30, 1998 to 68.8% for the three months ended June 30, 1999. The 5.5% increase in cost of goods sold as a percentage of net revenue is comprised of increases in parts and equipment of 0.6%, labor of 3.6% and other cost of goods sold expenses of 1.3%.

         Gross Margin. Gross margin increased $9.9 million, or 26.2%, from $37.8 million for the three months ended June 30, 1998 to $47.7 million for the three months ended June 30, 1999. The change is comprised of an $11.6 million increase attributable to the acquisition of new Service Centers between July 1, 1998 and June 30, 1999, net of a $1.7 million decrease attributable to existing Service Centers operated in both 1998 and 1999. As a percentage of net revenue, gross margin decreased 5.5% from 36.7% for the three months ended June 30, 1998 to 31.2% for the three months ended June 30, 1999.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $13.3 million, or 53.0%, from $25.1 million for the three months ended June 30, 1998 to $38.4 million for the three months ended June 30, 1999. As a percentage of net revenue, selling, general and administrative expenses increased from 24.4% for the three months ended June 30, 1998 to 25.1% for the three months ended June 30, 1999. This increase is primarily attributable to increased volume associated with acquired Service Centers, an increase of approximately $503,000 of goodwill amortization and an increase of approximately $2.6 million of administrative overhead.

         Income from Operations. Income from operations decreased $3.4 million, or 26.8%, from $12.7 million for the three months ended June 30, 1998 to $9.3 million for the three months ended June 30, 1999. Income from operations as a percentage of net revenue decreased 6.2% from 12.3% for the three months ended June 30, 1998 to 6.1% for the three months ended June 30, 1999. The decrease in income from operations is the result of increased cost of goods sold (discussed above) and includes a $2.5 million decrease in income from operations at seven Service Centers with a high content of light commercial revenue and a $1.2 million decrease in income from operations of certain Service Centers which were merged into three separate locations.

         Other Income (Expense). Other expense increased $1.4 million, or 233.3%, from ($0.6) million for the three months ended June 30, 1998 to ($2.0) million for the three months ended June 30, 1999. Other expense as a percentage of net revenue increased from (0.6%) for the three months ended June 30, 1998 to (1.3%) for the three months ended June 30, 1999. This increase is primarily a result of approximately $1.3 million of increased interest costs incurred on debt used to fund acquisitions.

         Provision for Income Taxes. The Company's effective tax rate of 44.1% for the three months ended June 30, 1999 differed from the federal statutory rate of 35.0% primarily as a result of goodwill amortization, portions of which are not deductible for federal income tax purposes, and state income taxes. The effective tax rate of 38.8% for the three months ended June 30, 1998 differed from the federal statutory rate of 35.0% primarily as a result of goodwill amortization, portions of which are not deductible for federal income tax purposes, and state income taxes, and offset by income of a Subchapter S corporation accounted for using the pooling of interests method which is not subject to federal income tax.

                                                                SIX MONTHS
                                                               ENDED JUNE 30,
                                                        1998                    1999
                                                        ----                    ----
                                                        (dollar amounts in millions)

Revenue ....................................     $173.6       100.0%     $269.0       100.0%
Cost of goods sold .........................      111.3        64.1       180.8        67.2
                                                 ------      ------      ------      ------
Gross profit ...............................       62.3        35.9        88.2        32.8
Selling, general and administrative expenses       44.3        25.5        71.4        26.5
                                                 ------      ------      ------      ------
Operating income ...........................       18.0        10.4        16.8         6.3
Other income (expense) .....................        (.6)        (.4)       (2.8)       (1.1)
                                                 ------      ------      ------      ------
Income before taxes ........................       17.4        10.0        14.0         5.2
Provision for income taxes .................        7.0         4.0         5.9         2.2
                                                 ------      ------      ------      ------
Net income .................................     $ 10.4         6.0%     $  8.1         3.0%
                                                 ======      ======      ======      ======

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

         Net Revenue. Net revenue increased $95.4 million, or 55.0%, from $173.6 million for the six months ended June 30, 1998 to $269.0 million for the six months ended June 30, 1999. Approximately $20.3 million of the increase is attributable to reported revenue from Service Centers owned and operated by the Company during both periods and spoke acquisitions acquired during these periods, approximately $11.2 million of the increase is attributable to Service Centers acquired in 1998 reporting results for a full six months in 1999 and approximately $63.9 million of the increase is attributable to the acquisition of new Service Centers between July 1, 1998 and June 30, 1999.

         Cost of Goods Sold. Cost of goods sold increased $69.5 million, or 62.4%, from $111.3 million for the six months ended June 30, 1998 to $180.8 million for the six months ended June 30, 1999. Approximately $42.3 million of this increase is attributable to the acquisition of new Service Centers between July 1, 1998 and June 30, 1999 and the remaining $27.2 million is attributable to existing Service Centers operated in both 1998 and 1999. As a percentage of net revenue, cost of goods sold increased 3.1% from 64.1% for the six months ended June 30, 1998 to 67.2% for the six months ended June 30, 1999. The 3.1% increase in cost of goods sold is comprised of increases in parts and equipment of 0.5%, labor of 1.7% and other cost of goods sold expenses of 0.9%.

         Gross Margin. Gross margin increased $25.9 million, or 41.6%, from $62.3 million for the six months ended June 30, 1998 to $88.2 million for the six months ended June 30, 1999. Approximately $21.6 million of this increase is attributable to the acquisition of new Service Centers between July 1, 1998 and June 30, 1999 and the remaining $4.3 million is attributable to existing Service Centers operated in both 1998 and 1999. As a percentage of net revenue, gross margin decreased 3.1% from 35.9% for the six months ended June 30, 1998 to 32.8% for the six months ended June 30, 1999.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $27.1 million, or 61.2%, from $44.3 million for the six months ended June 30, 1998 to $71.4 million for the six months ended June 30, 1999. As a percentage of net revenue, selling, general and administrative expenses increased from 25.5% for the six months ended June 30, 1998 to 26.5% for the six months ended June 30, 1999. This increase is primarily attributable to increased volume associated with acquired Service Centers, an increase of approximately $1.1 million of goodwill amortization and an increase of approximately $4.6 million of administrative overhead.

         Income from Operations. Income from operations decreased $1.2 million, or 6.7%, from $18.0 million for the six months ended June 30, 1998 to $16.8 million for the six months ended June 30, 1999. Income from operations as a percentage of net revenue decreased 4.1% from 10.4% for the six months ended June 30, 1998 to 6.3% for the six months ended June 30, 1999. The 4.1% decrease in income from operations is comprised of cost of goods sold increases discussed above, selling, general and administrative increases of 1.0% and includes a $1.5 million decrease in income from operations at seven Service Centers with a high content of light commercial revenue and a $1.3 million decrease in income from operations of certain Service Centers which were merged into three separate locations.

         Other Income (Expense). Other expense increased $2.2 million, or 366.7%, from ($0.6) million for the six months ended June 30, 1998 to ($2.8) million for the six months ended June 30, 1999. Other expense as a percentage of net revenue increased from (0.4%) for the six months ended June 30, 1998 to (1.1%) for the six months ended June 30, 1999. This increase is primarily a result of approximately $2.8 million of increased interest costs incurred on debt used to fund acquisitions, offset by a $619,000 gain realized on the sale of marketable equity securities.

         Provision for Income Taxes. The Company's effective tax rate of 42.2% for the six months ended June 30, 1999 differed from the federal statutory rate of 35.0% primarily as a result of goodwill amortization, portions of which are not deductible for federal income tax purposes, and state income taxes. The effective tax rate of 40.1% for the six months ended June 30, 1998 differed from the federal statutory rate of 35.0% primarily as a result of goodwill amortization, portions of which are not deductible for federal income tax purposes, and state income taxes, and offset by income of a Subchapter S corporation accounted for using the pooling of interests method which is not subject to federal income tax.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1999, the Company had working capital of $100.6 million, including cash and cash equivalents of $12.8 million. The ratio of current assets to current liabilities was 3.3 to 1.0 at June 30, 1999 and 3.6 to 1.0 at December 31, 1998.

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

The Company currently has a $200.0 million unsecured revolving credit facility with a syndicate of banks available through May 31, 2002 (the "Credit Facility"), of which $89.8 million was outstanding at June 30, 1999. At June 30, 1999, $110.2 million was available under the Credit Facility. Borrowings under the Credit Facility bear interest at either (i) the higher of the agent's base lending rate or the federal funds rate plus a variable margin of 0 to .375 basis points depending on the Company's net funded debt to EBITDA ratio determined on a quarterly basis or (ii) a variable rate equal to the 30, 60, 90 or 180-day LIBOR, as such rates change from time to time, plus a variable margin of from
100.0 to 237.5 basis points depending on the Company's net funded debt to EBITDA ratio determined on a quarterly basis, at the election of the Company. All of the Company's subsidiaries have guaranteed the repayment of indebtedness under the Credit Facility. The Credit Facility contains covenants customary for financing of this type including covenants with respect to (i) the maintenance of certain financial ratios and specified net worth, (ii) the limitation of (A) the aggregate outstanding principal balance of the Senior Notes (as defined below) to $50.0 million and (B) the aggregate outstanding principal balance of any debt issued by the Company directly to sellers of acquired HVAC businesses to $100.0 million, (iii) the sale of substantial assets, consolidations or mergers by the Company and (iv) the payment of dividends.

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

From April 1, 1999 through June 30, 1999, the Company issued Notes totaling approximately $5,459,000 as consideration in certain acquisitions. Principal is payable in four equal annual installments beginning one year from the date of issuance. Interest at an average rate of 5.33% (ranging from 5.22% to 5.37%), is payable quarterly. The Notes are convertible, at the option of the holder, into the Company's Common Stock at any time, at an average conversion price of $34.06 per share (ranging from $26.81 to $38.95), subject to adjustment in certain events. If the closing sales price of a share of Common Stock exceeds the conversion price for periods ranging from five to 20 consecutive trading days, the Company may elect to convert the Notes into shares of Common Stock at the conversion price.

The conversion of all Notes issued through June 30, 1999 into shares of the Company's Common Stock would result in the issuance of approximately 728,000 shares of Common Stock. Subsequent to June 30, 1999, the trading price of the Company's Common Stock has resulted in the Company having the option to convert $5.6 million of these Notes into 341,000 shares of Common Stock. As of August 16, 1999, the Company has not elected to exercise the option to convert any of the Notes.

For the six months ended June 30, 1999, net cash provided by operations was $7.5 million compared to cash used in operations of $12.5 million during the six month period ended June 30, 1998.

For the six months ended June 30, 1999, net cash used in investing activities totaled $41.7 million as compared to $37.1 million for the six month period ended June 30, 1998. Cash used by investing activities during the six month period ended June 30, 1999 is primarily attributable to the approximately $41.0 million of cash used to purchase HVAC businesses.

For the six months ended June 30, 1999, net cash provided by financing activities was $38.6 million as compared to $45.2 million for the six month period ended June 30, 1998. Cash provided by financing activities during the six month period ended June 30, 1999 is primarily attributable to borrowing against the Credit Facility.

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

Management believes that the Company's existing cash balances, cash generated from operations and additional borrowings will be sufficient to fund the Company's operating needs, planned capital expenditures and debt service requirements for the next 12 months. Management continually evaluates potential strategic acquisitions as part of the Company's growth strategy. Prior to September 1998, such acquisitions were predominantly funded by issuing shares of Common Stock and cash. Since September 1998, the Company predominantly has used convertible subordinated notes and cash to fund its acquisitions. Future acquisitions could be effected using Common Stock, warrants, debt securities or cash. Although the Company believes that its financial resources will enable it to consider potential acquisitions, should the Company's actual results of operations fall short of, or its rate of expansion significantly exceed, its plans, or should its costs or capital expenditures exceed expectations, the Company may need to seek additional financing in the future. In negotiating such financing, there can be no assurance that the Company will be able to raise additional capital on terms satisfactory to the Company. Failure to obtain additional financing on reasonable terms could have a negative effect on the Company's plans to acquire additional HVAC businesses.

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

The Company has evaluated its Year 2000 risk in three separate categories: information technology systems ("IT"), non-IT systems ("Non-IT") and material third party relationships. The Company has developed a plan in which the risks in each of these categories are being reviewed and addressed by the appropriate level of management as follows:

IT. The Company is actively engaged in developing and installing new financial, information and operational systems which are expected to be completed and installed in all Service Centers. The Company's new financial, information and operational systems have been installed at the SEI Management Company support center and at 51 locations. Two modules of the Company's new financial system currently being installed are not Year 2000 compliant. Modifications to make these two modules Year 2000 compliant have been completed and testing is in progress on these modules. Management expects that they will be in production by September 1999. The Company is prioritizing the installation of its new systems at Service Centers which are not Year 2000 compliant to minimize its IT risk. In connection with this implementation, system programs have been designed so that the Year 2000 will be recognized as a valid date and will not affect the processing of date-sensitive information. Current systems in place at various Service Centers that have not installed the Company's new financial, information and operational systems are being evaluated for Year 2000 compliance, and the assessment efforts are 99% complete. In certain situations, current systems may need to be upgraded to Year 2000 compliant versions or replaced with the new financial, information and operational systems. Management believes that all upgrades and replacements necessary to ensure Year 2000 readiness of IT systems for currently owned Service Centers will be completed by December 1999.

Non-IT. Non-IT systems involve embedded technologies, such as microcontrollers or microprocessors. Examples of Non-IT systems include telephones, time clocks and security systems. Management believes the Company's Non-IT risks are minimal. The Company is in the process of performing an inventory and assessment of the embedded systems at the Service Centers and SEI Management Company support center. The assessment effort is 70% complete and the project is scheduled to be completed by September 1999. The Company expects to complete any required upgrade or replacement of Non-IT systems by October 1999. This actual completion date may be affected by the number of non-Year 2000 ready embedded systems identified during the assessment. The Company estimates the costs to be incurred for the review and modification of the Company's Non-IT systems will not exceed $100,000.

The Company plans to acquire additional HVAC businesses during the remainder of 1999. Each new HVAC business will be assessed for Year 2000 readiness, and the Company expects that any required IT or Non-IT systems upgrades or replacements will be made before January 1, 2000.

Third Party Risk. The Company's review of its third party risk includes detailed review of material relationships with vendors and certain business partners. To operate its business, the Company relies upon government agencies, utility companies, providers of telecommunication services, suppliers and other third party service providers ("Material Relationships"), over which it can assert little control. The Company's ability to conduct its core business is dependent upon the ability of these Material Relationships to fix their Year 2000 issues to the extent they affect the Company. The Company is monitoring and assessing the progress of its Material Relationships to determine whether they will be able to successfully interact with the Company in the Year 2000. The Company has contacted and received oral or written responses from approximately 80% of its Material Relationships and is currently awaiting responses from the remainder of its Material Relationships. The vast majority of the responses received indicate that the vendors are Year 2000 compliant. The Company expects to complete its Year 2000 readiness assessment of its Material Relationships by August 1999.

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

Through June 30, 1999, the Company has incurred approximately $475,000 of systems and related costs that address Year 2000 compliance plans. The Company expects to spend an additional $765,000 to complete its Year 2000 compliance plans. The Company expenses costs associated with Year 2000 system changes as the costs are incurred.

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

The Company's Year 2000 contingency plan, although still in development, addresses recovery solutions for Year 2000 related issues which may be encountered by the Company. The contingency plan will mitigate the effects arising from the most likely Year 2000 scenarios, based on current information available to the Company. These scenarios could include the Company's failure to complete all of its remediation plans in a timely manner or any third parties' failure to deliver goods and services essential to the Company's business. Management expects development of the contingency plan to conclude during the third quarter.

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

SUBSEQUENT EVENT

As of August 16, 1999, the Company has made certain personnel changes at the SEI Management Company. These personnel changes will result in a severance charge of approximately $1.4 million in the third quarter of 1999.

FORWARD LOOKING STATEMENTS

This discussion contains certain forward-looking statements, including those relating to the acquisition of additional HVAC service and replacement businesses, each of which is accompanied by specific, cautionary language that could cause different results than expected by the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There were no other material changes to the quantitative and qualitative disclosures about market risks presented in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 or the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 1999.

                                     PART II

                                OTHER INFORMATION



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The annual meeting of stockholders of the Company was held on Friday, May 7, 1999. At this meeting, the following matters were voted upon by the Company's stockholders:

(a)      APPROVAL OF AGREEMENT AND PLAN OF MERGER.

         The Company's stockholders approved the Agreement and Plan of Merger providing for the merger of the Company with and into a wholly-owned Tennessee subsidiary of the Company for the purposes of changing the state of incorporation of the Company from Delaware to Tennessee by the following vote:

          VOTES CAST IN FAVOR       VOTES CAST AGAINST                 ABSTENTIONS

               9,622,458                 1,608,604                        13,292

(b)      ELECTION OF CLASS III DIRECTORS

         Alan R. Sielbeck and Timothy G. Wallace were elected to serve as Class III directors of the Company. The vote was as follows:

                          VOTES CAST IN FAVOR        VOTES CAST AGAINST OR
                                                           WITHHELD
Alan R. Sielbeck              13,565,578                    413,798
Timothy G. Wallace            13,656,083                    323,293

(c)      SELECTION OF AUDITORS

         The stockholders of the Company ratified the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ended December 31, 1999, by the following vote:

         VOTES CAST IN FAVOR        VOTES CAST AGAINST                 ABSTENTIONS

             13,844,136                   55,321                          79,919

ITEM 5.  OTHER INFORMATION

         The deadline for delivering to the Company notice of stockholder proposals, other than proposals to be included in the proxy statement, for the 2000 Annual Meeting of Stockholders will be February 26, 2000, pursuant to
Rule 14a-4 of the Securities Exchange Act of 1934. The persons named as proxies in the proxy statement may exercise discretionary authority to vote on any proposals received after such date.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits.

EXHIBIT
NUMBER       DESCRIPTION OF EXHIBITS
------       -----------------------
3.1    --    Restated Certificate of Incorporation of the Registrant (a)

3.2    --    Bylaws of the Registrant (a)

4      --    Form of Common Stock Certificate (b)

10.1   --    Form of Agreement and Plan of Merger among certain of the Registrant's subsidiaries, a wholly-owned subsidiary of the Registrant and the Registrant (c)

10.2   --    Form of Stock Purchase Agreement between the former stockholders of certain of the
             Registrant's subsidiaries and the Registrant (d)

10.3   --    Third Amended and Restated Credit Agreement, dated as of June 11, 1999, by and among the Registrant, SunTrust Bank, Nashville, N.A., Nations Bank, N.A., and The first
             National Bank of Chicago, as agents

27.1   --    Restated Financial Data Schedule for the Six Months Ended June 30, 1998 (for SEC
             use only)

27.2   --    Financial Data Schedule for the Six Months Ended June 30, 1999 (for SEC use only)


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

(b)      Reports on Form 8-K.

         The Company did not file any Current Reports on Form 8-K during the three months ended June 30, 1999.

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

                                         SERVICE EXPERTS, INC.


                                         By: /s/ Anthony M. Schofield
                                             -----------------------------------
                                               Anthony M. Schofield
                                               Chief Financial Officer

Date: August 16, 1999

                                  EXHIBIT INDEX

EXHIBIT
NUMBER       DESCRIPTION OF EXHIBITS
------       -----------------------
3.1    --    Restated Certificate of Incorporation of the Registrant (a)

3.2    --    Bylaws of the Registrant (a)

4      --    Form of Common Stock Certificate (b)

10.1   --    Form of Agreement and Plan of Merger among certain of the Registrant's subsidiaries, a wholly-owned subsidiary of the Registrant and the Registrant (c)

10.2   --    Form of Stock Purchase Agreement between the former stockholders of certain of the
             Registrant's subsidiaries and the Registrant (d)

10.3   --    Third Amended and Restated Credit Agreement, dated as of June 11, 1999, by and among the Registrant, SunTrust Bank, Nashville, N.A., NationsBank, N.A., and The First
             National Bank of Chicago, as agents

27.1   --    Restated Financial Data Schedule for the Six Months Ended June 30, 1998 (for SEC
             use only)

27.2   --    Financial Data Schedule for the Six Months Ended June 30, 1999 (for SEC use only)


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