Form 10-Q
period 1999-09-30
SERVICE EXPERTS INC
filed 1999-11-15
CIK 1017609

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ____________ TO _____________

                          COMMISSION FILE NO. 001-13037

                              SERVICE EXPERTS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                               62-1639453
                --------                               ----------
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
                                                                    Yes|X| No|_|

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 CLASS                 OUTSTANDING AT NOVEMBER 15, 1999
                 -----                 --------------------------------
     Common Stock, $.01 Par Value                 18,183,374

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              SERVICE EXPERTS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                         DECEMBER 31,   SEPTEMBER 30,
                                                            1998              1999
                                                            ----              ----
                                                                         (UNAUDITED)
                                                               (IN THOUSANDS)
ASSETS
Current assets:
   Cash and cash equivalents ..........................   $   8,408       $  16,402
   Accounts receivable
      Trade, net of allowance for doubtful accounts
        of $2,050 in 1998 and $3,873 in 1999 ..........      50,211          64,556
      Related parties .................................         312             206
      Employees .......................................         581           1,100
      Other ...........................................       6,351           6,147
                                                          ---------       ---------
                                                             57,455          72,009
   Refundable income taxes ............................       2,836              --
   Inventories ........................................      29,715          31,864
   Costs and estimated earnings in excess of billings .       5,911           9,886
   Prepaid expenses and other current assets ..........       6,558           6,460
   Current portion of note receivable - related party .          14              14
   Current portion of notes receivable - other ........         140              52
   Deferred income taxes ..............................       4,008           3,970
                                                          ---------       ---------
         Total current assets .........................     115,045         140,657
Property, buildings and equipment:
   Land ...............................................       1,904           1,904
   Buildings ..........................................       5,001           5,486
   Furniture and fixtures .............................      13,801          16,974
   Machinery and equipment ............................       8,150          11,544
   Vehicles ...........................................      23,197          29,251
   Leasehold improvements .............................       3,850           5,730
                                                          ---------       ---------
                                                             55,903          70,889
   Less accumulated depreciation and amortization .....     (17,283)        (24,517)
                                                          ---------       ---------
                                                             38,620          46,372
Note receivable - related party, net of current
  portion .............................................         324             332
Notes receivable - other, net of current portion ......         508             486
Goodwill, net of accumulated amortization of $5,609
  in 1998 and $9,355 in 1999 ..........................     191,016         255,306
Unallocated purchase price ............................       8,738              --
Other assets ..........................................       2,304           1,259
                                                          ---------       ---------
         Total Assets .................................   $ 356,555       $ 444,412
                                                          =========       =========

                             See accompanying notes.

                                                               DECEMBER 31,   SEPTEMBER 30,
                                                                   1998           1999
                                                                   ----           ----
                                                                                (UNAUDITED)
                                                                     (IN THOUSANDS,
                                                                  EXCEPT PER SHARE DATA)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Short-term note payable ............................      $   2,418       $      --
      Trade accounts payable and accrued liabilities .....         17,677          24,529
      Accrued compensation ...............................          5,523           8,073
      Accrued warranties .................................          2,847           3,809
      Billings in excess of costs and estimated earnings .          1,268           1,677
      Current portion of long-term debt and capital
        lease obligations ................................          2,275           3,761
                                                                ---------       ---------
            Total current liabilities ....................         32,008          41,849
Long-term debt and capital lease obligations, net of
  current portion ........................................        104,479         157,066
Deferred revenue .........................................          9,883          14,411
Deferred income taxes ....................................          3,682           3,939

Commitments and contingencies (Note 8)
Minority interest ........................................            121              --

Stockholders' equity:
Common stock, $.01 par value; 30,000,000 shares
  authorized, 17,450,664 shares issued and outstanding
  at December 31, 1998 and 18,183,374 shares issued and
  outstanding at September 30, 1999 ......................            175             182
Preferred stock, $.01 par value; 10,000,000 shares
  authorized, no shares issued and outstanding ...........             --              --
Additional paid-in-capital ...............................        163,302         173,821
Deferred compensation ....................................           (941)           (218)
Retained earnings ........................................         43,865          53,362
Accumulated other comprehensive income (loss) ............            (19)             --
                                                                ---------       ---------
Total stockholders' equity ...............................        206,382         227,147
                                                                ---------       ---------
Total liabilities and stockholders' equity ...............      $ 356,555       $ 444,412
                                                                =========       =========


                             See accompanying notes.

                              SERVICE EXPERTS, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                                           THREE MONTHS ENDED          NINE MONTH ENDED
                                              SEPTEMBER 30,             SEPTEMBER 30,
                                              -------------             -------------
                                            1998         1999         1998         1999
                                            ----         ----         ----         ----
                                               (UNAUDITED)              (UNAUDITED)
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenue ..........................   $ 120,048    $ 160,923    $ 293,604    $ 429,876
Cost of goods sold ...................      76,834      111,044      188,083      291,852
                                         ---------    ---------    ---------    ---------
Gross margin .........................      43,214       49,879      105,521      138,024
Selling, general and
  administrative expenses ............      29,382       42,963       73,660      114,359
                                         ---------    ---------    ---------    ---------
Income from operations ...............      13,832        6,916       31,861       23,665
Other income (expense):
   Interest expense ..................      (1,188)      (3,148)      (2,395)      (7,140)
   Interest income ...................          64           70          355          177
   Other income ......................         194          221          483        1,285
                                         ---------    ---------    ---------    ---------
                                              (930)      (2,857)      (1,557)      (5,678)
                                         ---------    ---------    ---------    ---------
Income before income taxes ...........      12,902        4,059       30,304       17,987
Provision for income taxes:
   Current ...........................       4,935        2,589       11,637        8,265
   Deferred ..........................         237           30          504          227
                                         ---------    ---------    ---------    ---------
                                             5,172        2,619       12,141        8,492
                                         ---------    ---------    ---------    ---------
Net income ...........................   $   7,730    $   1,440    $  18,163    $   9,495
                                         =========    =========    =========    =========
Net income per common share:
   Basic .............................   $    0.45    $    0.08    $    1.09    $    0.54
                                         =========    =========    =========    =========
   Diluted ...........................   $    0.45    $    0.08    $    1.07    $    0.53
                                         =========    =========    =========    =========
Weighted average shares outstanding:
   Basic .............................      17,103       18,032       16,684       17,716
                                         ---------    ---------    ---------    ---------
   Diluted ...........................      17,303       18,074       16,922       17,932
                                         ---------    ---------    ---------    ---------
Proforma net income data, reflecting
  pro forma tax provision on income
  of a pooled company previously
  taxed as a Subchapter S
  corporation:
  Historical net income applicable
    to Common Stock ..................   $   7,730    $   1,440    $  18,163    $   9,495
  Pro forma adjustment to provision
    for income taxes .................        (140)          --         (320)          --
                                         ---------    ---------    ---------    ---------
Pro forma net income applicable to
   Common Stock ......................   $   7,590    $   1,440    $  17,843    $   9,495
                                         ---------    ---------    ---------    ---------
Pro forma net income per common share:
   Basic .............................   $    0.44    $    0.08    $    1.07    $    0.54
                                         =========    =========    =========    =========
   Diluted ...........................   $    0.44    $    0.08    $    1.05    $    0.53
                                         =========    =========    =========    =========


                             See accompanying notes.

                              SERVICE EXPERTS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                                   -------------
                                                                1998          1999
                                                                ----          ----
                                                                    (UNAUDITED)
                                                                  (IN THOUSANDS)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES .......   $  (6,807)   $ 16,867
INVESTING ACTIVITIES
Payments on notes receivable ..............................         135         102
Purchase of property, buildings and equipment .............      (9,650)     (9,282)
Proceeds from sale of property, buildings and equipment ...         109         386
Proceeds from sale of investment ..........................          --       1,594
Cash acquired through acquisitions ........................       3,333       3,490
Payment of cash for acquired companies ....................     (42,581)    (48,440)
(Increase) decrease in other assets .......................      (5,580)        986
                                                              ---------    --------
         Net cash used in investing activities ............     (54,234)    (51,164)
                                                              ---------    --------

FINANCING ACTIVITIES
Decrease in short-term debt ...............................          --      (2,418)
Proceeds of long term debt ................................     118,160          --
Payments of long term debt and capital leases .............     (62,392)         --
Issuance of stock pursuant to options exercised ...........          --       1,390
Issuance of stock, employee stock purchase plan ...........          --         123
Net increase in line of credit ............................          --      43,196
                                                              ---------    --------
         Net cash provided by financing activities ........      55,768      42,291
                                                              ---------    --------
Increase (decrease) in cash and cash equivalents ..........      (5,273)      7,994
Cash and cash equivalents at beginning of year ............      11,297       8,408
                                                              ---------    --------
Cash and cash equivalents at end of period ................   $   6,024    $ 16,402
                                                              =========    ========

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid .............................................   $   2,555    $  3,413
                                                              =========    ========
Income taxes paid .........................................   $  12,087    $  8,265
                                                              =========    ========


                             See accompanying notes.

                              SERVICE EXPERTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            FOR THE NINE MONTHS ENDED
                         SEPTEMBER 30, 1999 (UNAUDITED)

1 - BASIS OF PRESENTATION

OVERVIEW

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

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

3 - MARKETABLE SECURITIES

At December 31, 1998, the Company's investments in marketable equity securities totaled approximately $994,000. During the first quarter of 1999, the Company sold the securities for a gain of approximately $619,000.

4 - ACQUISITIONS

From January 1, 1999 through September 30, 1999, the Company acquired 116 heating, ventilating and air conditioning businesses. The following table displays pertinent information regarding acquisitions accounted for under the purchase method during 1998 and 1999:

                     SERVICE     TOTAL
                     CENTERS   COMPANIES   TOTAL SHARES     TOTAL CASH     CONVERTIBLE       TOTAL
                    ACQUIRED    ACQUIRED      ISSUED      CONSIDERATION        DEBT      CONSIDERATION
                    --------    --------      ------      -------------        ----      -------------
                                                                          (IN THOUSANDS)
1998
First Quarter ....     10         19          389,000         $ 8,585         $   --        $19,243
Second Quarter ...     12         34          593,000          25,077             --         43,504
Third Quarter ....      8         29          222,000          11,710            667         19,314
Fourth Quarter ...     12         23          232,000          11,681          5,497         22,034

1999
First Quarter ....     12         31               --          20,620          7,304         27,924
Second Quarter ...      9         66           42,000          17,626          5,459         23,895
Third Quarter ....      2         19          226,000           5,742            510          9,172

OTHER INFORMATION REGARDING ACQUISITIONS

The allocation of the purchase price associated with the acquisitions has been determined by the Company based upon available information and is subject to further refinement. The operating results of the acquisitions have been included in the accompanying consolidated statements of income from the respective dates of acquisition. The following unaudited pro forma results of operations give effect to the operations of the Company's Service Centers as if the respective transactions had occurred as of the beginning of the periods presented. The pro forma results of operations have been adjusted for additional income tax provisions for federal and state taxes as certain of the Service Centers previously were taxed as subchapter S corporations. The pro forma results of operations neither purport to represent what the Company's results of operations would have been had such transactions in fact occurred at the beginning of the periods presented nor purport to project the Company's results of operations in any future period.

                         PRO FORMA RESULTS OF OPERATIONS

                                                         NINE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                           -------------
                                                    1998                  1999
                                                    ----                  ----
                                                       (IN THOUSANDS, EXCEPT
                                                          PER SHARE DATA)
Net revenue ..............................        $409,196              $451,181
Net income ...............................        $ 23,529              $  9,905
Net income per common share:
      Basic ..............................        $   1.29              $   0.54
      Diluted ............................        $   1.28              $   0.54

5 - NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per share:

                                               THREE MONTHS ENDED   NINE MONTHS ENDED
                                                  SEPTEMBER 30,        SEPTEMBER 30,
                                                  -------------        -------------
                                                 1998      1999       1998      1999
                                                 ----      ----       ----      ----
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
Numerator:
   Net income ..............................   $ 7,730   $ 1,440    $18,163   $ 9,495
                                               -------   -------    -------   -------
Numerator for basic income per share -
   Income available to common stockholders
   after assumed conversions ...............     7,730     1,440     18,163     9,495
                                               =======   =======    =======   =======
Numerator for diluted income per share:
   Net income ..............................     7,730     1,440     18,163     9,495
   Add: interest on subordinated convertible
        securities, net of tax .............        --        --         --        38
                                               -------   -------    -------   -------
Income available to common stockholders
   after assumed conversions ...............   $ 7,730   $ 1,440    $18,163   $ 9,533
                                               =======   =======    =======   =======
Denominator:
   Denominator for basic income per share -
      weighted average shares ..............    17,103    18,032     16,684    17,716
Effect of dilutive securities:
   Employee stock options ..................       146        41        144        89
   Warrants ................................        54         1         55        12
   Contingent shares .......................        --        --         39         1
   Convertible debt ........................        --        --         --       114
                                               -------   -------    -------   -------
Dilutive potential common shares
   Denominator for diluted income per share-
      adjusted .............................       200        42        238       216
                                               -------   -------    -------   -------
   Weighted-average shares and assumed
      conversions ..........................    17,303    18,074     16,922    17,932
                                               =======   =======    =======   =======
Basic net income per share .................   $  0.45   $  0.08    $  1.09   $  0.54
                                               =======   =======    =======   =======
Diluted net income per share ...............   $  0.45   $  0.08    $  1.07   $  0.53
                                               =======   =======    =======   =======

6 - INCOME TAXES

The Company's effective tax rate for the three and nine months ended September 30, 1999 was significantly impacted by revised, downward earnings forecasts. As a result of revised earnings forecasts, the nondeductible goodwill amortization, as a percentage of pretax book income, significantly increased over the amount in the three and nine months ended September 30, 1998. In addition to the nondeductible goodwill amortization, the Company's effective tax rate differed from the federal statutory rate of 35% as a result of the provision for state income taxes.

7 - FINANCING ARRANGEMENTS

From January 1, 1999 through September 30, 1999, the Company issued convertible subordinated notes ("Notes") totaling approximately $13,273,000 as consideration in certain acquisitions. Principal is payable in four equal annual installments beginning one year from the date of issuance. Interest at an average rate of 5.09% (ranging from 4.51% to 5.96%) is payable quarterly. The Notes are convertible, at the option of the holder, into the Company's Common Stock at any time, at an average conversion price of $25.24 per share (ranging from $14.93 to $38.95), subject to adjustment in certain events. If the closing sales price of a share of Common Stock exceeds the conversion price for periods ranging from five to 20 consecutive trading days, the Company may elect to convert the Notes into shares of Common Stock at the conversion price. In September 1999, the Company elected to convert Notes in an aggregate principal amount of $5,631,596 into 340,786 shares of the Company's Common Stock.

At September 30, 1999, the Company had a $200.0 million unsecured revolving credit facility with a syndicate of banks available through May 31, 2002 (the "Credit Facility"). At September 30, 1999, $103.5 million was available under the Credit Facility. Borrowings under the Credit Facility bear interest at either (i) the higher of the agent's base lending rate or the federal funds rate plus a variable margin of from 0 to .375 basis points depending on the Company's net funded debt to EBITDA ratio determined on a quarterly basis or (ii) a variable rate equal to the 30, 60, 90 or 180-day LIBOR, as such rate changes from time to time, plus a variable margin of from 100.0 to 237.5 basis points depending on the Company's net funded debt to EBITDA ratio determined on a quarterly basis, at the election of the Company. All of the Company's subsidiaries have guaranteed the repayment of indebtedness under the Credit Facility. The Credit Facility contains covenants customary for financing of this type, including covenants with respect to (i) the maintenance of certain financial ratios and specified net worth, (ii) the limitation of (A) the aggregate outstanding principal balance of the senior notes (issued June 23, 1998) to $50.0 million and (B) the aggregate outstanding principal balance of any debt issued by the Company directly to sellers of acquired HVAC businesses to $100.0 million, (iii) the sale of substantial assets, consolidations or mergers by the Company and (iv) the payment of dividends.

8 - COMMITMENTS AND CONTINGENCIES

The Company currently, and from time to time, is expected to be subject to claims and suits arising in the ordinary course of business. Management continually evaluates contingencies based on the best available evidence and believes that an adequate provision for losses has been provided to the extent necessary.

9 - SUBSEQUENT EVENT

On October 26, 1999, the Company entered into a definitive merger agreement with Lennox International Inc. ("Lennox") pursuant to which Lennox will acquire the Company, and each share of the Company's Common Stock will be exchanged for 0.67 of a share of Lennox Common Stock. The Company expects the merger to be completed during the first quarter of 2000, subject to customary closing conditions, including regulatory approvals and approval by the stockholders of both companies.

Upon completion of the merger with Lennox, the outstanding balance of the Credit Facility will become due and payable. Lennox has agreed to refinance or repay the Credit Facility at or prior to the closing of the merger.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

On October 26, 1999, the Company entered into a definitive merger agreement with Lennox International Inc. pursuant to which Lennox will acquire the Company, and each share of the Company's Common Stock will be exchanged for 0.67 of a share of Lennox Common Stock. The Company expects the merger to be completed during the first quarter of 2000, subject to customary closing conditions, including regulatory approvals and approval by the stockholders of both companies. Historically, the Company has aggressively acquired HVAC businesses. Because the merger agreement with Lennox restricts the Company's ability to make acquisitions and because of the current market value of the Company's common stock, the number of HVAC businesses the Company expects to acquire in the future will be substantially less than the Company has acquired historically.

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

From January 1, 1999 through June 30, 1999, the Company acquired 97 HVAC businesses, of which 21 are Service Centers. The consideration paid by the Company for these businesses was approximately $51.8 million, consisting of approximately 42,000 shares of Common Stock, approximately $12.8 million in notes convertible into shares of Common Stock and approximately $38.2 million in cash. All of these acquisitions were accounted for using the purchase method. Approximately $41.9 million of the consideration paid by the Company for these businesses was allocated to intangible assets which are amortized over a 40-year period.

From July 1, 1999 through September 30, 1999, the Company acquired 19 HVAC businesses (collectively, with the 97 HVAC businesses acquired in the first quarter and the second quarter of 1999, the "1999 Acquired Companies"), of which two are Service Centers. The consideration paid by the Company for these businesses was approximately $6.5 million, consisting of approximately 46,000 shares of Common Stock, approximately $510,000 in notes convertible into shares of Common Stock and approximately $5.7 million in cash. All of these acquisitions were accounted for using the purchase method. Approximately $3.9 million of the consideration paid by the Company for acquired Service Centers and approximately $840,000 of the consideration paid by the Company for spoke acquisitions was allocated to intangible assets which are amortized over a 40-year period. In addition, the Company issued approximately 180,000 shares of Common Stock valued at approximately $2.7 million in connection with an earnout related to a Service Center purchased in 1998.

The 1998 and 1999 Acquired Companies (collectively, the "Acquired Companies") historically have been managed as independent private companies, and as such, their results of operations reflect different tax structures which have influenced, among other things, their historical levels of owner's compensation. Owners and certain key employees of the Acquired Companies have agreed to certain reductions in their compensation in connection with the acquisitions.

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

RESULTS OF OPERATIONS

Because of the significant effect and timing of acquisitions on the Company's results of operations, the Company's historical results of operations and period-to-period comparisons will not be indicative of future results and may not be meaningful. The integration of acquired HVAC businesses and the addition of management personnel to support existing and future acquisitions may positively or negatively affect the Company's results of operations during the period immediately following acquisition. Pending the merger with Lennox, the number of HVAC businesses acquired will be substantially less than the Company has acquired historically.

                                                       THREE MONTHS
                                                    ENDED SEPTEMBER 30,
                                                    -------------------
                                                 1998                1999
                                                 ----                ----
                                                (DOLLAR AMOUNTS IN MILLIONS)
Revenue ................................   $120.0     100.0%   $160.9     100.0%
Cost of goods sold .....................     76.8      64.0     111.0      69.0
                                           ------    ------    ------    ------
Gross profit ...........................     43.2      36.0      49.9      31.0
Selling, general and administrative
   expenses ............................     29.4      24.5      43.0      26.7
                                           ------    ------    ------    ------
Income from operations .................     13.8      11.5       6.9       4.3
Other income (expense) .................      (.9)      (.8)     (2.9)     (1.8)
                                           ------    ------    ------    ------
Income before taxes ....................     12.9      10.7       4.0       2.5
Provision for income taxes .............      5.2       4.3       2.6       1.6
                                           ------    ------    ------    ------
Net income .............................   $  7.7       6.4%   $  1.4       0.9%
                                           ======    ======    ======    ======

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

Net Revenue. Net revenue increased $40.9 million, or 34.1%, from $120.0 million for the three months ended September 30, 1998 to $160.9 million for the three months ended September 30, 1999. Approximately $7.9 million of the increase is attributable to reported revenue from Service Centers owned and operated by the Company during both periods and their spoke acquisitions completed after June 30, 1998, approximately $8.4 million of the increase is attributable to Service Centers acquired during the third quarter of 1998 reporting results for a full three months in the third quarter of 1999 and approximately $24.6 million of the increase is attributable to the acquisition of new Service Centers between October 1, 1998 and September 30, 1999.

Cost of Goods Sold. Cost of goods sold increased $34.2 million, or 44.5%, from $76.8 million for the three months ended September 30, 1998 to $111.0 million for the three months ended September 30, 1999. Approximately $17.8 million of this increase is attributable to the acquisition of new Service Centers between October 1, 1998 and September 30, 1999 and the remaining $16.4 million is attributable to Service Centers acquired prior to October 1, 1998. As a percentage of net revenue, cost of goods sold increased 5.0% from 64.0% for the three months ended September 30, 1998 to 69.0% for the three months ended September 30, 1999. The 5.0% increase in cost of goods sold as a percentage of net revenue is comprised of increases in parts and equipment of 1.5%, labor of 3.1% and other cost of goods sold expenses of 0.4%.

Gross Margin. Gross margin increased $6.7 million, or 15.5%, from $43.2 million for the three months ended September 30, 1998 to $49.9 million for the three months ended September 30, 1999. The change is comprised of an $8.3 million increase attributable to the acquisition of new Service Centers between October 1, 1998 and September 30, 1999, net of a $1.6 million decrease attributable to Service Centers acquired prior to October 1, 1998. As a percentage of net revenue, gross margin decreased 5.0% from 36.0% for the three months ended September 30, 1998 to 31.0% for the three months ended September 30, 1999.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $13.6 million, or 46.3%, from $29.4 million for the three months ended September 30, 1998 to $43.0 million for the three months ended September 30, 1999. As a percentage of net revenue, selling, general and administrative expenses increased from 24.5% for the three months ended September 30, 1998 to 26.7% for the three months ended September 30, 1999. This increase is primarily attributable to increased volume associated with acquired Service Centers, $1.6 million of severance costs, an increase of approximately $575,000 of goodwill amortization and an increase of approximately $400,000 of administrative overhead.

Income from Operations. Income from operations decreased $6.9 million, or 50.0%, from $13.8 million for the three months ended September 30, 1998 to $6.9 million for the three months ended September 30, 1999. Income from operations as a percentage of net revenue decreased 7.2% from 11.5% for the three months ended September 30, 1998 to 4.3% for the three months ended September 30, 1999. The decrease in income from operations is the result of cost of goods sold and selling, general and administrative increases discussed above and includes a 1.8% decrease in income from operations at seven Service Centers with a high content of light commercial revenue and a 0.7% decrease in income from operations of certain Service Centers which were merged into three separate locations.

Other Income (Expense). Other expense increased $2.0 million, or 222.2%, from ($0.9) million for the three months ended September 30, 1998 to ($2.9) million for the three months ended September 30, 1999. Other expense as a percentage of net revenue increased from (0.8%) for the three months ended September 30, 1998 to (1.8%) for the three months ended September 30, 1999. This increase is primarily a result of approximately $2.0 million of increased interest costs incurred on debt used to fund acquisitions.

Provision for Income Taxes. The Company's effective tax rate for the three months ended September 30, 1999 of 64.5% was significantly impacted by revised, downward earnings forecasts. As a result of revised earnings forecasts, the nondeductible goodwill amortization, as a percentage of pretax book income, significantly increased over the amount in the three months ended September 30, 1998. In addition to the nondeductible goodwill amortization, the Company's effective tax rate differed from the federal statutory rate of 35% as a result of the provision for state income taxes.

The effective tax rate of 40.1% for the three months ended September 30, 1998 differed from the federal statutory rate of 35% primarily as a result of goodwill amortization, portions of which are not deductible for federal income tax purposes, and state income taxes, and offset by income of a Subchapter S corporation accounted for using the pooling of interests method which is not subject to federal income tax.

                                                        NINE MONTHS
                                                    ENDED SEPTEMBER 30,
                                                    -------------------
                                                 1998                1999
                                                 ----                ----
                                                (DOLLAR AMOUNTS IN MILLIONS)
Revenue ................................   $293.6     100.0%   $429.9     100.0%
Cost of goods sold .....................    188.1      64.1     291.9      67.9
                                           ------    ------    ------    ------
Gross profit ...........................    105.5      35.9     138.0      32.1
Selling, general and administrative
   expenses ............................     73.7      25.1     114.3      26.6
                                           ------    ------    ------    ------
Income from operations .................     31.8      10.8      23.7       5.5
Other income (expense) .................     (1.5)      (.5)     (5.7)     (1.3)
                                           ------    ------    ------    ------
Income before taxes ....................     30.3      10.3      18.0       4.2
Provision for income taxes .............     12.1       4.1       8.5       2.0
                                           ------    ------    ------    ------
Net income .............................   $ 18.2       6.2%   $  9.5       2.2%
                                           ======    ======    ======    ======

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

Net Revenue. Net revenue increased $136.3 million, or 46.4%, from $293.6 million for the nine months ended September 30, 1998 to $429.9 million for the nine months ended September 30, 1999. Approximately $51.3 million of the increase is attributable to reported revenue from Service Centers owned and operated by the Company during both periods and their spoke acquisitions completed after June 30, 1998, approximately $24.8 million of the increase is attributable to Service Centers acquired during the third quarter of 1998 reporting results for a full nine months in 1999 and $60.2 million of the increase is attributable to the acquisition of new Service Centers between October 1, 1998 and September 30, 1999.

Cost of Goods Sold. Cost of goods sold increased $103.8 million, or 55.2%, from $188.1 million for the nine months ended September 30, 1998 to $291.9 million for the nine months ended September 30, 1999. Approximately $39.7 million of this increase is attributable to the acquisition of new Service Centers between October 1, 1998 and September 30, 1999 and the remaining $64.1 million is attributable to Service Centers acquired prior to October 1, 1998. As a percentage of net revenue, cost of goods sold increased 3.8% from 64.1% for the nine months ended September 30, 1998 to 67.9% for the nine months ended September 30, 1999. The 3.8% increase in cost of goods sold is comprised of increases in parts and equipment of 0.9%, labor of 2.1% and other cost of goods sold expenses of 0.8%.

Gross Margin. Gross margin increased $32.5 million, or 30.8%, from $105.5 million for the nine months ended September 30, 1998 to $138.0 million for the nine months ended September 30, 1999. Approximately $20.6 million of this increase is attributable to the acquisition of new Service Centers between October 1, 1998 and September 30, 1999 and the remaining $11.9 million is attributable to Service Centers acquired prior to October 1, 1998. As a percentage of net revenue, gross margin decreased 3.8% from 35.9% for the nine months ended September 30, 1998 to 32.1% for the nine months ended September 30, 1999.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $40.6 million, or 55.1%, from $73.7 million for the nine months ended September 30, 1998 to $114.3 million for the nine months ended September 30, 1999. As a percentage of net revenue, selling, general and administrative expenses increased from 25.1% for the nine months ended September 30, 1998 to 26.6% for the nine months ended September 30, 1999. This increase is primarily attributable to increased volume associated with acquired Service Centers, $1.6 million of severance costs, an increase of approximately $1.7 million of goodwill amortization and an increase of approximately $2.0 million of administrative overhead.

Income from Operations. Income from operations decreased $8.1 million, or 25.5%, from $31.8 million for the nine months ended September 30, 1998 to $23.7 million for the nine months ended September 30, 1999. Income from operations as a percentage of net revenue decreased 5.3% from 10.8% for the nine months ended September 30, 1998 to 5.5% for the nine months ended September 30, 1999. The 5.3% decrease in income from operations resulted from cost of goods sold and selling, general and administrative expense increases discussed above and includes a 1.0% decrease in income from operations at seven Service Centers with a high content of light commercial revenue and a 2.6% decrease in income from operations of certain Service Centers which were merged into three separate locations.

Other Income (Expense). Other expense increased $4.2 million, or 280.0%, from ($1.5) million for the nine months ended September 30, 1998 to ($5.7) million for the nine months ended September 30, 1999. Other expense as a percentage of net revenue increased from (0.5%) for the nine months ended September 30, 1998 to (1.3%) for the nine months ended September 30, 1999. This increase is primarily a result of approximately $4.7 million of increased interest costs incurred on debt used to fund acquisitions, offset by a $619,000 gain realized on the sale of marketable equity securities.

Provision for Income Taxes. The Company's effective tax rate for the nine months ended September 30, 1999 of 47.2% was significantly impacted by revised, downward earnings forecasts. As a result of revised earnings forecasts, the nondeductible goodwill amortization, as a percentage of pretax book income, increased over the amount in the nine months ended September 30, 1998. In addition to the nondeductible goodwill amortization, the Company's effective tax rate differed from the federal statutory rate of 35% as a result of the provision for state income taxes.

The Company's effective tax rate of 40.1% for the nine months ended September 30, 1998 differed from the federal statutory rate of 35% primarily as a result of goodwill amortization, portions of which are not deductible for federal income tax purposes, and state income taxes, and offset by income of a Subchapter S corporation accounted for using the pooling of interests method which is not subject to federal income tax.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1999, the Company had working capital of $98.8 million, including cash and cash equivalents of $16.4 million. The ratio of current assets to current liabilities was 3.4 to 1.0 at September 30, 1999 and 3.6 to
1.0 at December 31, 1998.

The Company's principal capital needs arise from the acquisition of new HVAC businesses and the costs associated with such expansion. Cash used in investing activities was primarily attributable to the acquisition of HVAC businesses and capital expenditures.

Pending the merger with Lennox, the number of HVAC businesses acquired will be substantially less than the Company has acquired historically. The merger agreement restricts the Company's ability to acquire HVAC businesses prior to the closing of the merger. A number of other factors also may affect the Company's ability to acquire new HVAC businesses, including the ability of management of the Company to identify favorable target businesses and to negotiate favorable acquisition terms, the market value of the Company's Common Stock, the availability of adequate financing and other factors, many of which are beyond the control of the Company. In addition, there can be no assurance that Lennox will continue the Company's acquisition strategy or that the Company will be successful in identifying and acquiring HVAC businesses, that the Company can integrate such new HVAC businesses into the Company's operations or that the Company's new HVAC businesses will generate sales revenue or profit margins consistent with those of the Company's existing HVAC businesses.

The Company currently has a $200.0 million unsecured revolving credit facility with a syndicate of banks available through May 31, 2002 (the "Credit Facility"), of which $96.5 million was outstanding at September 30, 1999. At September 30, 1999, $103.5 million was available under the Credit Facility. Borrowings under the Credit Facility bear interest at either (i) the higher of the agent's base lending rate or the federal funds rate plus a variable margin of 0 to .375 basis points depending on the Company's net funded debt to EBITDA ratio determined on a quarterly basis or (ii) a variable rate equal to the 30, 60, 90 or 180-day LIBOR, as such rates change from time to time, plus a variable margin of from 100.0 to 237.5 basis points depending on the Company's net funded debt to EBITDA ratio determined on a quarterly basis, at the election of the Company. All of the Company's subsidiaries have guaranteed the repayment of indebtedness under the Credit Facility. The Credit Facility contains covenants customary for financing of this type including covenants with respect to (i) the maintenance of certain financial ratios and specified net worth (funded debt to EBITDA was 2.75 as of September 30, 1999), (ii) the limitation of (A) the aggregate outstanding principal balance of the Senior Notes (as defined below) to $50.0 million and (B) the aggregate outstanding principal balance of any debt issued by the Company directly to sellers of acquired HVAC businesses to $100.0 million, (iii) the sale of substantial assets, consolidations or mergers by the Company and (iv) the payment of dividends. Upon completion of the merger with Lennox, the outstanding balance of the Credit Facility will become due and payable. Lennox has agreed to refinance or repay the Credit Facility at or prior to the closing of the merger.

On June 23, 1998, the Company issued $32.5 million of 6.97% senior unsecured notes, due June 15, 2003, and $17.5 million of 7.13% senior unsecured notes, due June 15, 2005 (collectively, the "Senior Notes"), in a private placement to a group of institutional investors. The Senior Notes provide for interest to be paid on December 15 and June 15 of each year, with principal due at maturity. All of the Company's subsidiaries have guaranteed the repayment of the Senior Notes. The Note Purchase Agreement, pursuant to which the Senior Notes were issued, contains covenants with respect to maintaining certain financial ratios and specified net worth and limiting the incurrence of additional indebtedness and the sale of substantial assets, consolidations or mergers by the Company. Following execution of the merger agreement with Lennox and pursuant to the terms of the Note Purchase Agreement, the Company provided notice to the holders of Senior Notes of its offer to prepay the Senior Notes upon closing of the merger.

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

From April 1, 1999 through June 30, 1999, the Company issued Notes totaling approximately $5,459,000 as consideration in certain acquisitions. Principal is payable in four equal annual installments beginning one year from the date of issuance. Interest at an average rate of 5.33% (ranging from 5.22% to 5.37%) is payable quarterly. The Notes are convertible, at the option of the holder, into the Company's Common Stock at any time, at an average conversion price of $34.06 per share (ranging from $26.81 to $38.95), subject to adjustment in certain events. If the closing sales price of a share of Common Stock exceeds the conversion price for periods ranging from five to 20 consecutive trading days, the Company may elect to convert the Notes into shares of Common Stock at the conversion price.

From July 1, 1999 through September 30, 1999, the Company issued Notes totaling approximately $510,000 as consideration in certain acquisitions. Principal is payable in four equal annual installments beginning one year from the date of issuance. Interest at a rate of 5.96% is payable quarterly. The Notes are convertible, at the option of the holder, into the Company's Common Stock at any time, at a conversion price of $22.42 per share, subject to adjustment in certain events. If the closing sales price of a share of Common Stock exceeds the conversion price for periods ranging from five to 20 consecutive trading days, the Company may elect to convert the Notes into shares of Common Stock at the conversion price.

In September 1999, the Company elected to convert Notes in an aggregate principal amount of $5,631,596 into 340,786 shares of the Company's Common Stock.

The conversion of all Notes outstanding on September 30, 1999 into shares of the Company's Common Stock would result in the issuance of approximately 410,000 shares of Common Stock. Subsequent to September 30, 1999, the trading price of the Company's Common Stock has not resulted in the Company having the option to convert any additional Notes into shares of Common Stock.

For the nine months ended September 30, 1999, net cash provided by operations was $16.9 million compared to cash used in operations of $6.8 million during the nine months ended September 30, 1998.

For the nine months ended September 30, 1999, net cash used in investing activities totaled $51.2 million as compared to $54.2 million for the nine months ended September 30, 1998. Approximately $46.1 million of the cash used in investing activities during the nine months ended September 30, 1999 is attributable to the purchase of HVAC businesses.

For the nine months ended September 30, 1999, net cash provided by financing activities was $42.3 million as compared to $55.8 million for the nine months ended September 30, 1998. Cash provided by financing activities during the nine month period ended September 30, 1999 is primarily attributable to borrowing against the Credit Facility.

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

The Company has evaluated its Year 2000 risk in three separate categories: information technology systems ("IT"), non-IT systems ("Non-IT") and material third party relationships. The Company has developed a plan in which the risks in each of these categories are being reviewed and addressed by the appropriate level of management as follows:

IT. The Company is actively engaged in developing and installing new financial, information and operational systems which are expected to be completed and installed in all Service Centers by June 30, 2000. The Company's new financial, information and operational systems are Year 2000 compliant and have been installed at the SEI Management Company support center and at 56 locations. The Company is prioritizing the installation of its new systems at Service Centers which are not Year 2000 compliant to minimize its IT risk. The Company expects that approximately 46 centers will not be on its new systems by December 31, 1999. The Company has assessed Year 2000 software readiness at 44 of the 46 centers which will not be on its new systems and has determined that one center is not Year 2000 compliant. The assessment of the other two centers will be completed by December 1, 1999. These three centers may not be Year 2000 compliant by year end. We will reduce the potential for business impact from any centers which are not Year 2000 compliant at year end through contingency planning for those specific centers. In the event that these three centers are severely impacted by Year 2000 issues, these centers will be converted within two weeks to our Year 2000 compliant systems through an emergency process.

The Company is assessing its Year 2000 hardware exposure by inventorying and testing all computer systems in all of its Service Centers. To date, 51 of 114 centers have been inventoried. Only minor issues have been found with hardware that is not Year 2000 compliant. Management of the Company estimates that any additional hardware that is not Year 2000 compliant can be replaced within 10 working days of when the equipment is identified. The Company will complete the efforts to inventory all of its Service Centers by mid-December 1999.

The Company has approximately 20 Service Centers using payroll systems which have not been assessed for Year 2000 compliance. The Company will complete their assessments of those payroll software packages by November 30, 1999. In the event that any of these payroll software packages are not Year 2000 compliant, the Company plans to convert the payroll for these centers to the Company's Year 2000 compliant third party payroll processor by December 31, 1999.

Non-IT. Non-IT systems involve embedded technologies, such as microcontrollers or microprocessors. Examples of Non-IT systems include telephones, time clocks and security systems. Management believes the Company's Non-IT risks are minimal. The Company is in the process of performing an inventory and assessment of the embedded systems at the Service Centers and SEI Management Company support center. The assessment effort is 70% complete and is scheduled to be completed by December 1, 1999. The Company expects to complete any required upgrade or replacement of Non-IT systems by the end of 1999. The actual completion date may be affected by the number of non-Year 2000 ready embedded systems identified during the assessment. The Company estimates the costs to be incurred for the review and modification of the Company's Non-IT systems will not exceed $100,000.

The Company may acquire additional HVAC businesses during the remainder of 1999. Each new HVAC business will be assessed for Year 2000 readiness, and the Company expects that any required IT or Non-IT systems upgrades or replacements will be made before January 1, 2000.


Third Party Risk. The Company's review of its third party risk includes detailed review of material relationships with vendors and certain business partners ("Material Relationships"). To operate its business, the Company relies upon government agencies, utility companies, providers of telecommunication services, suppliers and other third party service providers, over which it can assert little control. The Company's ability to conduct its core business is dependent upon the ability of these third party providers to fix their Year 2000 issues to the extent they affect the Company. The Company has identified, contacted and received oral or written responses from those third party providers that would most significantly impact the Company's operations if not ready. The vast majority of the responses received indicate that the third party providers are Year 2000 compliant. All of the responses from the Material Relationships indicate that such vendors are Year 2000 compliant.

If the steps taken by the Company and its Material Relationships to be Year 2000 compliant are not successful, the Company would likely experience various operational difficulties resulting in a material adverse effect upon the Company's financial condition and results of operations. These could include, among other things, processing transactions to an incorrect accounting period, difficulties in posting general ledger entries, inability to service customers and lapses of service by vendors. If the Company's plan to install new systems which effectively address the Year 2000 issue is not successfully or timely implemented, the Company may need to devote more resources to the process, and additional costs may be incurred. Management believes that the Year 2000 issue is being appropriately addressed through the implementation of its new systems and software development or the upgrade of current systems in place and by its Material Relationships. Management does not expect the Year 2000 issue to have a material adverse effect on the financial position, results of operations or cash flows of the Company in future periods. The Company's forward-looking statements regarding Year 2000 issues are dependent on many factors, including the ability of the Company's vendors to achieve Year 2000 compliance, the proper functioning of the new IT and Non-IT systems installed by the Company, and the integration of such systems, some of which are beyond the Company's control.

Through September 30, 1999, the Company has incurred approximately $555,000 of systems and related costs that address Year 2000 compliance plans. The Company expects to spend an additional $445,000 to complete its Year 2000 compliance plans. The Company expenses costs associated with Year 2000 system compliance as the costs are incurred.

The costs of Year 2000 compliance and the date on which the Company believes it will complete the project are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, supplier compliance and contingency actions and similar uncertainties. The Company's total Year 2000 project costs do not include the estimated costs and time associated with anticipated third party Year 2000 issues based on currently available information.

Effective delivery of the Company's primary services are not heavily dependent on technology. We will therefore develop only limited contingency plans to reduce the impact of business risks not addressed through our Year 2000 program. The contingency plan will focus on the most likely Year 2000 scenarios, based on current information available to the Company. The Company's contingency plans have not yet been fully developed. Management expects its limited contingency planning to be complete before December 31, 1999.

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

SUBSEQUENT EVENT

On October 26, 1999, the Company entered into a definitive merger agreement with Lennox pursuant to which Lennox will acquire the Company and each share of the Company's Common Stock will be exchanged for 0.67 of a share of Lennox Common Stock. The Company expects the merger to be completed during the first quarter of 2000, subject to customary closing conditions, including regulatory approvals and approval by the stockholders of both companies.

FORWARD LOOKING STATEMENTS

This discussion contains certain forward-looking statements, including those relating to the pending merger with Lennox and the acquisition of additional HVAC service and replacement businesses, each of which is accompanied by specific, cautionary language that could cause different results than expected by the Company. These statements are based on current expectations that are subject to risks and uncertainties. Actual results could vary because of many factors including uncertainties relating to the successful completion of the proposed merger with Lennox, the successful integration of acquired companies, weather patterns, the possibility of continued erosion in margins, the ability to obtain and retain key management personnel, the adequacy of the Company's capital resources and other issues discussed in the Company's Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There were no material changes to the quantitative and qualitative disclosures about market risks presented in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 or the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 1999.

                                     PART II

                                OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

    EXHIBIT
    NUMBER            DESCRIPTION OF EXHIBITS
    ------            -----------------------
    3.1      --    Restated Certificate of Incorporation of the Registrant (a)

    3.2      --    Bylaws of the Registrant (a)

    4        --    Form of Common Stock Certificate (b)

    10.1     --    Form of Agreement and Plan of Merger among certain of the
                   Registrant's subsidiaries, a wholly-owned subsidiary of the
                   Registrant and the Registrant (c)

    10.2     --    Form of Stock Purchase Agreement between the former
                   stockholders of certain of the Registrant's subsidiaries and the Registrant (d)

    27       --    Financial Data Schedule for the Nine Months Ended September 30,
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

(b) Reports on Form 8-K.

    The Company did not file any Current Reports on Form 8-K during the three months ended September 30, 1999.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                SERVICE EXPERTS, INC.

                                                By:   /s/   ANTHONY M. SCHOFIELD
                                                      --------------------------
                                                      Anthony M. Schofield
                                                      Chief Financial Officer

Date: November 15, 1999

                                  EXHIBIT INDEX

      EXHIBIT
      NUMBER        DESCRIPTION OF EXHIBITS
      ------        -----------------------
      3.1      --   Restated Certificate of Incorporation of the Registrant (a)

      3.2      --   Bylaws of the Registrant (a)

      4        --   Form of Common Stock Certificate (b)

      10.1     --   Form of Agreement and Plan of Merger among certain of the
                    Registrant's subsidiaries, a wholly-owned subsidiary of the
                    Registrant and the Registrant (c)

      10.2     --   Form of Stock Purchase Agreement between the former stockholders of certain of the Registrant's subsidiaries and the Registrant (d)

      27       --   Financial Data Schedule for the Nine Months Ended September 30,
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